Form 10-Q
period 2011-03-31
Firemans Contractors, Inc.
filed 2011-05-16
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-169384

 FIREMANS CONTRACTORS, INC.

(Exact name of registrant as specified in its charter)

Nevada	1700	27-0811315
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

8200 Northeast Parkway, Suite 103
North Richland Hills, TX 76180

(Address of principal executive offices) (Zip Code)

(800) 475-1479

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2011, there were 60,180,000 shares of Common Stock, $0.001 par value.

FIREMANS CONTRACTORS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREMANS CONTRACTORS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of March 31, 2011 (Unaudited) and June 30, 2010	F-2

Statements of Operations for the Three and Nine Months Ended March 31, 2011 and 2010 (Unaudited), and from Inception (August 21, 2009) to March 31, 2011 (Unaudited)	F-3

Statement of Stockholders' Deficit from Inception (August 21, 2009) through March 31, 2011 (Unaudited)	F-4

Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 (Unaudited), and from Inception (August 21, 2009) to March 31, 2011 (Unaudited)	F-5

Notes to Financial Statements	F-6 to F-8

Firemans Contractors, Inc.
(A Development Stage Company)
Balance Sheets

	Mar. 31, 2011	Jun. 30, 2010
	(Unaudited)
ASSETS

Current assets

Cash	$2,061	$27,550
Accounts receivable	69,692	13,507
Advances	17,010	-
Inventory	3,049	1,265
Prepaid expenses	26,441	32,402

Total current assets	118,253	74,724

Property and equipment, less accumulated depreciation of	48,491	36,903
$13,046 and $5,574, respectively
Other assets	688	-

TOTAL ASSETS	$167,432	$111,627

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$62,341	$18,351
Accrued expenses	40,601	19,111
Accrued interest (related parties)	7,535	2,194
Customer deposits	17,780	-
Capital lease obligation	15,651	-
Warranty liability	6,016	2,002
Other payables	2,019	1,432
Current portion of long-term debt	4,059	3,896
Convertible note payable, net of unamortized beneficial conversion feature of $20,124 and $0, respectively	39,876	-
Loans payable to shareholders	393,468	207,298

Total current liabilities	589,346	254,284

Long-term debt, net of current maturities	10,229	13,310

Total liabilities	599,575	267,594

Commitments and contingencies

Stockholders' deficit

200,000,000 shares common stock
authorized at $0.001/par value
60,180,000 issued and outstanding	60,180	60,180
Additional paid-in capital	131,734	106,020
Deficit accumulated during development stage	(624,057)	(322,167)

Total stockholders' deficit	(432,143)	(155,967)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$167,432	$111,627

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three	For the Three	For the Nine	Inception	Inception
	Months	Months	Months	(Aug. 21, 2009)	(Aug. 21, 2009)
	Ended	Ended	Ended	Through	Through
	Mar. 31, 2011	Mar. 31, 2010	Mar. 31, 2011	Mar. 31, 2010	Mar. 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$130,358	$76,176	$521,675	$120,219	$721,835
Cost of revenues (exclusive of
depreciation shown separately below)	105,155	63,081	315,129	95,828	465,721
Sales and marketing expenses	32,139	5,930	80,422	10,241	97,523
General and administrative expenses	131,341	103,431	396,167	203,415	740,407
Depreciation and amortization	2,963	1,584	7,472	3,450	13,046

Total operating expenses	271,598	174,026	799,190	312,934	1,316,697

Operating loss	(141,240)	(97,850)	(277,515)	(192,715)	(594,862)

Other income/(loss)
Interest income	1	-	1	-	1
Interest expense (related parties)	(4,448)	(1,328)	(11,299)	(1,955)	(15,358)
Interest expense	(11,509)	(146)	(13,076)	(468)	(13,837)

Total other loss	(15,957)	(1,474)	(24,375)	(2,423)	(29,195)

Loss before taxes	(157,197)	(99,324)	(301,890)	(195,138)	(624,057)

Income tax (expense) benefit	-	-	-	-	-

Net loss	$(157,197)	$(99,324)	$(301,890)	$(195,138)	$(624,057)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average
number of common shares outstanding	60,180,000	48,686,667	60,180,000	46,246,330

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit
Inception (August 21, 2009) through March 31, 2011

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	capital	stage	Total

Balance August 21, 2009	-	$-	$-	$-	$-

Founders' stock issued @ $0.0001/sh. Aug. 2009	43,000,000	43,000	(38,700)		4,300
Stock issued for services @ $0.0001/sh. Aug. 2009	1,000,000	1,000	(900)		100
Stock issued for cash @ $0.01/sh. Oct. 2009	930,000	930	8,370		9,300
Stock issued for cash @ $0.01/sh. Nov. 2009	100,000	100	900		1,000
Stock issued for cash @ $0.01/sh. Dec. 2009	50,000	50	450		500
Stock issued for cash @ $0.01/sh. Jan. 2010	100,000	100	900		1,000
Stock issued for cash @ $0.01/sh. Mar. 2010	500,000	500	4,500		5,000
Stock issued for services @ $0.01/sh. Mar. 2010	10,000,000	10,000	90,000		100,000
Stock issued for cash @ $0.01/sh. Apr. 2010	1,000,000	1,000	9,000		10,000
Stock issued for cash @ $0.01/sh. Jun. 2010	3,500,000	3,500	31,500		35,000

Net loss				(322,167)	(322,167)

Balance June 30, 2010	60,180,000	60,180	106,020	(322,167)	(155,967)

Beneficial conversion feature			25,714		25,714
Net loss				(301,890)	(301,890)

Balance March 31, 2011 (Unaudited)	60,180,000	$60,180	$131,734	$(624,057)	$(432,143)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
(A Development Stage Company)
Statements of Cash Flows

		Inception	Inception
	For the Nine	(August 21, 2009)	(August 21, 2009)
	Months Ended	Through	Through
	Mar. 31, 2011	Mar. 31, 2010	Mar. 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(301,890)	$(195,138)	$(624,057)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Depreciation and amortization	7,472	3,450	13,046
Consulting expenses (stock)	31,250	26,350	100,100
Beneficial conversion feature amortization	5,590	-	5,590

Change in operating assets and liabilities:
Accounts receivable	(56,185)	-	(69,692)
Advances	(17,010)	-	(17,010)
Inventory	(1,784)	-	(28,338)
Prepaid expenses	(25,289)	(1,152)	(1,152)
Other assets	(688)	-	(688)
Accounts payable	43,990	14,839	62,341
Accrued expenses	21,490	13,300	40,601
Customer deposits	17,780	-	17,780
Warranty liability	4,014	1,203	6,016
Other payables	587	147	2,019
Loans payable to shareholders	237,020	171,961	479,337
Payments on loans payable to shareholders	(50,850)	(21,417)	(85,869)
Accrued interest (related parties)	5,341	-	7,535

Net cash provided by/(used in) operating activities	(79,162)	13,543	(92,441)

Cash flows from investing activities:

Purchase of property and equipment	(3,409)	(18,687)	(25,560)

Net cash used in investing activities	(3,409)	(18,687)	(25,560)

Cash flows from financing activities:
Payments on long-term debt	(2,918)	(1,858)	(6,038)
Proceeds from convertible notes payable	60,000	-	60,000
Issuance of common stock	-	21,100	66,100

Net cash flows provided by financing activities	57,082	19,242	120,062

Increase/(decrease) in cash and cash equivalents	(25,489)	14,098	2,061

Cash at beginning of period	27,550	-	-

Cash at end of period	$2,061	$14,098	$2,061

Cash paid for:

Interest	$6,766	$468	$13,117
Interest (related parties)	$5,958	$1,955	$7,823

Non-cash activities:

Note payable entered into for purchase of property and equipment	$-	$20,326	$20,326
Capital lease entered into for purchase of property and equipment	$15,651	$-	$15,651
Stock issued for services	$-	$100	$100,100
Debt discount from beneficial conversion feature	$25,714	$-	$25,714

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2011

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Firemans Contractors, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on August 21, 2009.  Firemans Contractors is a full service painting company, focusing on residential, commercial and industrial parking lot striping, and parking lot maintenance services. The Company is in the development stage, having only begun operations recently.

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our audit report for the fiscal year ended June 30, 2010. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Subsequent actual results may differ from those estimates.

NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of our financial instruments, including accounts receivable, other receivables, accounts payable, and other payables approximate fair value due to their short maturities. Carrying values of convertible note payable, capital lease obligation and long-term debt approximate fair values as they approximate market rates of interest. None of our financial instruments are held for trading purposes.

NOTE 4.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Mar. 31, 2011	Jun. 30, 2010

Paint and materials	$3,049	$1,265

Total inventory	$3,049	$1,265

The inventory consists primarily of paint and pre-fabricated items used in parking lot maintenance, and is valued at a lower of cost or market value.

NOTE 5.  PREPAID EXPENSES

As of March 31, 2011 and June 30, 2010, the balances of prepaid expenses were $26,441 and $32,402, respectively, comprising of the following items:

	Mar. 31, 2011	Jun. 30, 2010

Advertising	$1,152	$1,152
Subcontractor payments	25,289	-
Unearned portion of stock based consulting compensation	-	31,250

Prepaid expenses	$26,441	$32,402

Firemans Contractors, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2011

NOTE 6.  WARRANTIES

The Company warrants the work for one year after completion of a project.  Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months.  As of March 31, 2011 and June 30, 2010, the balances of warranty liability were $6,016 and $2,002, respectively.  Warranty expense for the nine months ended March 31, 2011 and June 30, 2010 was $4,014 and $1,203, respectively, which is included in the cost of revenues on the Statements of Operations.

NOTE 7.  CAPITAL LEASE OBLIGATION

On December 13, 2010, the Company acquired power washing equipment in the amount of $15,651, under an eighteen month lease agreement.  The agreement includes a cash purchase option, in the same amount, to be exercised prior to June 13, 2011.  The obligation is recorded according to the Company’s intention to exercise this option.  If the option is not exercised, the agreement calls for twelve monthly payments of $1,486.85, starting on June 15, 2011.

NOTE 8.  CONVERTIBLE NOTE PAYABLE

In January of 2011, the Company signed a Convertible Note agreement. Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2012 (one year term), unless the agreement is extended, with consent of both parties.

On January 18, 2011, the Company received $60,000 as the first advance under the Note.  The Company recorded $25,714 related to the deemed beneficial conversion feature of this advance, of which $5,590 has been amortized to interest expense in the accompanying statements of operations for the three and nine months ended March 31, 2011.  As of March 31, 2011, the balance of interest accrued under the note was $720.

NOTE 9.  LONG-TERM DEBT

In September of 2009 the Company borrowed $20,326 in order to purchase a truck.  The note is secured by the truck, and bears 4.9% interest, with a 60 months repayment term.  The note balances at March 31, 2011 and June 30, 2010, were $14,288 and $17,206, respectively.  Principal payments for the period from Inception (August 21, 2009) through March 31, 2011, amounted to $6,038, interest - $1,344.

NOTE 10.  RELATED PARTY TRANSACTIONS

For the period from Inception (August 21, 2009) through March 31, 2011, the Company accrued $399,000 in salaries payable to its officers and major shareholders, which are reflected in notes payable to those shareholders.

As of March 31, 2011 and June 30, 2010, the principal balances of shareholder notes were $393,468 and $207,298.  The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  Accrued interest payable on the notes at the same dates was $7,535 and $2,194.  Interest paid for the nine month period ended March 31, 2011 was $5,958.  These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

Firemans Contractors, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2011

NOTE 11  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $471,093 and an accumulated deficit of $624,057 at March 31, 2011, and a net loss of $624,057 and negative operating cash flows of $92,441 for the period from Inception (August 21, 2009) through March 31, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company has primarily funded its operations through the net proceeds received from the Company's issuance of stock to investors.  The Company plans to issue additional equity and/or debt to fund its future operations.

Based on the Company’s current liquidity position, the Company plans to raise additional capital through debt or equity funding within the next twelve months.  There is no assurance that any such financing will be available on acceptable terms or at all.  Should continuing funding requirements not be met, the Company’s operations may cease to exist.

NOTE 12.  SUBSEQUENT EVENTS

On April 12, 2011, the Company received a second advance, in the amount of $60,000, under the Convertible Note agreement, described in Note 8.  The Company recorded $24,251 related to the deemed beneficial conversion feature of this advance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business" in our Annual Report on Form 10-K. These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-Q.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

Overview

Firemans Contractors, Inc. is a development stage company that was incorporated on August 21, 2009 in the State of Nevada.  The Company is a full-service contractor, specializing in residential and commercial painting, industrial parking lot striping, and parking lot maintenance services.

Firemans Contractors, Inc. has never declared bankruptcy, has never been in receivership, and has never been involved in any illegal action or proceedings.

Since becoming incorporated, Firemans Contractors, Inc. has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Firemans Contractors, Inc. is not a blank check registrant as that term is defined in Rule 419(a) (2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose in which we have engaged in since our inception. In addition, Neither Firemans Contractors, Inc. nor its officers, directors, promoters, or affiliates has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the  possibility of an acquisition or merger. Further, our financial statements reflect that we have generated more than nominal revenues from our primary business during our first year of operation and we have more than nominal assets other than cash.

Plan of Operation

Over the next twelve months, we will concentrate on the following four areas to grow our operations:

●
Capital and Funding – Seek to obtain capital from all available sources, including bank financing, private sales of stock and/or convertible debt.  We expect income from operations and franchise sales to contribute to ongoing capital needs in the near future.

●
Advertising and Marketing – Work with several marketing companies to develop brand identity, marketing materials, and update our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its products, services, and franchise system.  Specifically, hire sales people, use direct mail, as well as images on our trucks, trailers and equipment, online advertisings and marking with major search engines like Google, Yahoo, Bing and such. We will also cultivate a referral program and network in various business organizations and associations.

●	Sales – Grow its core business in the North Texas, and expand in other areas.

●
Franchise Development – Begin marketing the Firemans Contractors franchise concept and licensing of Company’s Service Marks, with the short term objective of establishing five new franchisee candidates during 2011.

Recent developments:

Since June of 2010 we have not raised any additional capital.  In January of 2011, we were able to secure a line of credit with a limit of $500,000, in form of a convertible note.  Under the agreement, in January and April of 2011, we received two advances of $60,000 each.  For the most part, the cash flow generated from operations has so far been sufficient to maintain operations.  Availability of credit should allow us to meet unforeseen expenses and develop our business, at least for the next 12 months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operation - continued

Effective May 3, 2011, we have successfully registered 7,305,000 shares of common stock to existing shareholders, as well as 20,000,000 shares of common stock to be sold by the Company in a direct public offering at $0.0125 per share.  If we are able to sell the subscription, it will significantly improve the capital position of the company.

We have hired 3 independent sales representatives, covering Dallas-Fort Worth area.

Our primary focus is development of successful operation and expansion of service offering. But, we have taken some steps toward franchising of our concept. We have completed our Federal Franchise Disclosure document, which along with some state registrations has enabled us to offer our franchise in nineteen states: Iowa, Kansas, Massachusetts, Mississippi, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, Ohio, Oklahoma, Organ, Pennsylvania, Tennessee, Texas, Vermont, West Virginia, and Wyoming.  As of the date of this filing, no franchises have yet been established.

In order to assist us with sales and development of the franchise system, we’ve engaged the services of Franchise Development, LLC, and in particular, its president - Mr. Robert Stidham.  Mr. Stidham has provided the company with an initial franchisors market analysis to help launch our franchise sales program. Mr. Stidham is an accomplished franchise sales and business development executive with a proven track record of increasing franchise units, revenue and profitability while gaining market share and expanding brand awareness for both new franchise concepts and established brands. He has held a variety of positions in the franchise industry in franchise development, operations, consulting and as a franchise company president. Mr. Stidham is active in the International Franchise Association (IFA), serving as a member of the Global Marketing Committee (GLOMAK) and having previously served as a member of the IFA Membership Committee. Since 1992, he has been involved with over 1,700 franchised business start-ups, multi-unit, and area development agreements in over 45 countries (www.franchisedynamics.net).

Operating Environment

The painting industry is a $20 Billion annual industry, up from $16.1 Billion in 2003. Since 2006, reports indicate an annual rate increase of 3%, per The Rauch Guide to the US Paint Industry. As previously noted the industry is highly fragmented with about 40,000 companies nationwide. Most companies are small, over 70% have fewer than five employees. Larger firms may have more than 200 employees and generate an average $40 million in annual revenue.

The parking lot striping and maintenance service industry is very fragmented, consisting of a few national companies and numerous small, privately held and regional operators. Parking lot striping and maintenance is an ongoing service, requiring restriping and updated signage every 1-3 years. Parking lots require ADA compliance and city code mandates that require businesses to maintain proper visual signage, fire lanes, and other relevant markings & accessibility for customers to the business.  Firemans Contractors continues to operate and increase its customer base and increase sales through various advertising, business networking, cold calls, referrals and repeat customers.

The Company recognizes that building its brand is important to securing a strong standing. Therefore, Firemans Contractors, Inc. will continue focusing to build a brand that encompasses its core values of integrity and quality service with “Contractors You Can Trust”. The Company’s goal is dedicated to stream-lining the contractor industry and making a difference by providing customers with quality service, using the best products available on the market for long lasting wear and as environmentally friendly as possible. To raise brand awareness among its intended audience, the Company has developed an appealing and memorable logo that it will use throughout its promotional strategy and in its various marketing materials. This will aid in brand reinforcement and the enhanced growth of its name and positive reputation among consumers nationwide.

Operating Results

We are constantly expanding our service offerings and have experienced steady growth in revenues.

Since Inception (August 21, 2009) through March 31, 2011, we have generated revenues of $721,835 and incurred cumulative net losses of $624,057. The losses include $399,000 of accrued salaries, and $100,100 stock based compensation to consultants.

As of March 31, 2011, the Company had assets of $167,432, and total liabilities of $599,575.  As of June 30, 2010, the Company had assets of $111,627, and total liabilities of $267,594.

For the three month periods ended March 31, 2011 and 2010, we have generated revenues of $130,358 and $76,176, respectively, and incurred net losses for the same periods of $157,197 and $99,324.

For the nine month period ended March 31, 2011, and the period since Inception (August 21, 2009) through March 31, 2010, we have generated revenues of $521,675 and $120,219, respectively, and incurred net losses for the same periods of $301,890 and $195,138.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources - continued

As of March 31, 2011, the Company had approximately $2,000 of cash.

We are presently able to meet our obligations as they come due.  At March 31, 2011, we had a working capital deficit of $471,093, which included $401,003 owed to related parties, mainly for accrued compensation.

In January of 2011 we secured a line of credit, by executing a Convertible Note Agreement.  Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on the outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at a 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2012 (one year term), unless the agreement is extended, with the consent of both parties.  We believe this line of credit should be sufficient to ensure that the Company is able to meet its obligations for the next 12 months.  Under the agreement, the Company received a $60,000 advance in January, and another advance of the same amount in April of 2011.

On May 3, 2011, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1, which included 20,000,000 shares of our common stock, to be offered in a direct public offering.  We expect sales of those shares to contribute significant additional operating funds for the Company.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures. In addition, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional capital or financing on terms satisfactory to us, if at all, to remain a going concern.

Other Items and Conditions

The Company has no off balance sheet arrangements, or significant obligations under any contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. During the quarter ended on March 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C., Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIREMANS CONTRACTORS, INC.

Date: May 16, 2011	By:	/s/ Renee Gilmore
Renee Gilmore
Principal Executive Officer

Date: May 16, 2011	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)