Form 10-K
period 2011-06-30
Firemans Contractors, Inc.
filed 2011-09-28
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

Commission file number: 333-169384
_______________

FIREMANS CONTRACTORS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0811315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2406 Gravel Drive
Fort Worth, Texas	76118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(800) 475-1479

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter - N/A.

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding on September 23, 2011, was 80,180,000.

The number of shares of the registrant’s Class A Convertible Preferred Stock, par value $1.00, outstanding on September 23, 2011, was 200,000.

PART I

ITEM 1.  BUSINESS

In this Annual Report on Form 10-K, “we”, “us”, “our”, “Firemans Contractors”, “Company” or similar terms are references to Firemans Contractors, Inc., unless the context clearly indicates otherwise. We were incorporated in the state of Nevada on August 21, 2009. Our offices are currently located at 2406 Gravel Drive, Fort Worth, Texas 76118. Our telephone number is (800) 475-1479.

Overview

Firemans Contractors, Inc. is a full service contracting company specializing in commercial painting and parking lot maintenance services.

Founded by a Fireman, Aaron Gilmore, Firemans Contractors deals with customers, contractors, vendors and communities on the basis of honor and integrity.

Our vision is to develop a franchise system based upon the Company’s current business model, offering parking lot maintenance services in the commercial markets throughout the United States.

In April 2010, we engaged franchise attorney Cheryl Mullins of Mullins Law, P.C. (the "Firm"). Since 2004, the Firm has been recognized locally and nationally in the area of franchise law, considered by Franchise Times as one of the top “Legal Eagles” in franchising, listed in D MAGAZINE, one of the best franchise lawyers in Dallas. Ms. Mullins leads the team that represents and counsels both, new and experienced franchisors, in matters ranging from regulatory compliance to dispute resolution. The Firm has helped the Company with its Franchise Disclosure Document (FDD), state registrations and applications for Service Marks registration.

Products and Services

Firemans Contractors, Inc. has developed an integrity based contractor business model for painting and parking lot striping maintenance services. We strive to provide our customers with quality and commitment from “Contractors You Can Trust®”.

The Company already has established its headquarters in Fort Worth, Texas. The Company also offers entrepreneurs the opportunity to own their Firemans Contractors franchise in major markets across the country.

Listed below are the primary services we offer:

Parking Lot Striping and Maintenance: We specialize in parking lot striping, new striping, re-striping, stripe removal, handicap logo painting, stenciling, fire-lane striping, speed bumps, wheel stops, signage, crack filling, seal coating, asphalt & concrete repair, asphalt overlay, power washing or whatever your parking lot needs. We use high quality paint/materials and provide a one-year guarantee on our workmanship.

Commercial Painting: Complete interior and exterior painting and specialty coating services, including architectural coatings, elastomeric, epoxy floors, special finishes for the corporate environment, custom textures, and more.

Strategic Marketing Plan

The parking lot striping and maintenance service industry is very fragmented, consisting of a few national companies and numerous small, privately held and regional operators. The market for parking lot maintenance services is underserved. Residential, commercial and industrial painting is done every 7 years. Parking lot maintenance currently needs service every 1-3 years. ADA compliance & local city requirements significantly affects demand for such services.

The contractor industry is in need of reliable companies that customers can trust. Currently, there appears to be no nation-wide, full-service contracting company that offers the same services as Firemans Contractors to include parking lot striping and maintenance services.

ITEM 1.  BUSINESS - continued

We recognize that building the Firemans Contractors brand is important to securing a strong standing.  Therefore, Firemans Contractors, Inc. will continue focusing to build a brand that encompasses its core values of integrity and quality service with "Contractors You Can Trust®".   The Company's goal is dedicated to stream-lining the contractor industry and making a difference by providing customers with quality service, using the best products available on the market for long lasting wear and as environmentally friendly as possible.  To raise brand awareness among its intended audience, the Company has developed an appealing and memorable logo that it will use throughout its promotional strategy and in its various marketing materials.  This will aid in brand reinforcement and the enhanced growth of its name and positive reputation among consumers nationwide.  With its brand and guiding principles established, Firemans Contractors, Inc. will send a clear message about what it stands for, thereby building brand loyalty and encouraging the steady growth of its base of clientele.

Firemans Contractors, Inc. intends to achieve the following objectives:

- Establish a strong brand name and reputation in the painting/parking lot striping & maintenance industry.
- Strategically align ourselves with other contractor trades.
- Generate enough revenue to expand operations by going public through a franchise model.

Firemans Contractors, Inc. has outlined four phases of its marketing strategy:

- Launching of Firemans Contractors, Inc. franchises - actively promote through Franchise Trade Shows, internet, outside franchise displays and events to create brand awareness.
- Establish Firemans Contractors, Inc. through branding, its professionalism, referral and repeat business due to customer guarantee and satisfaction.
- Develop relationships and strategic alliances with nationwide property management companies, business establishments and city officials.
- Aggressively market its brand through social media, online strategic partnerships, search engine optimization, flier distributions, newspaper ads and mailings as appropriate.

Competition

Firemans Contractors, Inc. hopes to become successful by offering greater variety and higher quality services, at competitive prices, which are promoted by extensive and multi-faceted marketing activities, and supported by efficient operations. We plan on growing our system through franchising, by offering our partners very high level of integration and support, which should allow us to increase combined buying power, leverage the marketing efforts, and improve brand recognition for our services.

Our industry is comprised of a great deal of small operators and only a handful of major players.  In our research, we have not been able to identify any major company that offers the combination of painting, striping and parking lot maintenance services. Below is a brief description of some of the larger companies in our industry:

Stripe A Zone was founded in 1950 and is the largest parking lot striping company, to include road and airfield striping, in the US.  They merged with another company in 1974, and were later acquired by a leading company in the industry in 1988.  They are a privately owned company headquartered in Grand Prairie, TX with satellite locations in Houston, TX, Baton Rouge, LA, Decatur, Alabama and Mississippi.

US Striping is the only national striping company.  Offers a one-time investment of $28,000 - $48,000 and claims to have its franchisees running and operational in 3 days.  It has sole rights to a patented advertising graphic system, DIGIMARK, which allows full color logos and ads to be placed on parking lots, playgrounds and walkways.

Certapro Painters is a residential and commercial painting franchise.  Currently the largest painting company in North America with over 280 franchise owners in US and Canada.  Expected 2011 revenue is $500 million and has an initial cost investment between $129,000 - $156,000 with a required liquid capital of $50,000 and net worth of $200,000.

Five Star Painting is a publicly traded commercial and residential painting franchise.  They have had rapid growth with almost 50 franchises in just 2 years.  They market to entrepreneurs, existing painters and real estate agents.  They require a liquid capital of $25,000, with a total investment of $30,000-$80,000.

Color World has been painting homes since 1993 and is a high-quality residential and commercial painting company that has a relatively low investment and simple business plan.  Currently located in Ohio and Kentucky tri-state area but has franchise opportunities available nationwide.

The Painting Pros is a publicly traded company that focuses on residential, commercial, industrial and new construction painting.  They target middle to high-income consumers as well as National and Regional commercial accounts with companies like Home Depot, Marriot, Holiday Inn, Gap and Banana Republic.  They require a liquid capital of $40,000, with a total investment of $29,000 - $109,000.  This company is located in the southeast area of the US only.

ITEM 1.  BUSINESS - continued

Sources and Availability of Products and Supplies

We believe there are no constraints on the sources or availability of products and supplies related to our business.

Dependence on One or A Few Major Customers

We do not anticipate dependence on one or a few major customers into the foreseeable future.

Patents, Trademarks, Licenses, Franchise Restrictions and Contractual Obligations & Concessions

We own the following marks, published on the Principal Register of the United States Patent and Trademark Office.

MARK	DATE	NUMBER
FIREMANS CONTRACTORS (standard characters)	December 14, 2010	3890307
FC (logo)	January 18, 2011	3907123
CONTRACTORS YOU CAN TRUST (standard characters)	May 3, 2011	3954807

We do not own any patents or registered copyrights material to the franchise system. However, we claim copyright protection in several elements of the system including the design elements of our trademarks, the content and design of our web site and advertising materials, and the content of our operations and training manuals.

Currently, there are no pending infringement, opposition, or cancellation proceeding or any pending material litigation involving the Marks. There are no agreements currently in effect, which significantly limit our rights to use or license the use of the Marks in any material manner. We are not aware of any superior prior rights or infringing uses of the Marks in any state.

Regulations

There are no existing government regulations applicable to our contractor business, nor are we aware of any regulations being contemplated that would adversely affect Firemans Contractors, Inc.'s ability to operate.

Franchising is regulated at the federal level by the Federal Trade Commission.  The FTC’s “Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunities, 16 CFR 436.1 et seq. (the “FTC Rule”).  The FTC Rule requires delivery of pre-sale disclosures at least 14 days before a prospective franchisee signs a binding agreement with the franchisor or pays any consideration for the franchise.  The FTC Rule also prohibits certain unfair trade practices, which includes dissemination of any financial performance representations to prospective franchisees unless  the franchisor has a reasonable basis and written substantiation for the representation at the time the representation is made, and the representation is included in the pre-sale disclosures.

Fourteen states regulate the offer and sale of franchising by way of franchise sales laws, and 17 states regulate aspects of the franchise relationship through franchise relationship laws.  Franchise sales laws typically require delivery of pre-sale disclosures and that the franchisor register the franchise opportunity or make a filing with the state authority before franchises are offered or sold in the state.  Franchise sales laws also typically contain anti-fraud provisions and provide statutory remedies for violations.  Franchise relationship laws typically prohibit a franchisor from terminating or refusing to renew a franchise relationship except for “good cause.”  Many of the franchise relationship laws also contain mandatory default notice and/or cure periods which supersede applicable franchise agreement provisions, and a few laws render void choice of law and forum selection provisions typically found in franchise agreements.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these filings, are available free of charge through our internet website at www.firemanscontractors.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the Securities and Exchange Commission. These reports also are available at the SEC’s internet website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 1A.  RISK FACTORS

Risk Factors Relating to Our Business

Our independent auditors have expressed doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to continue to operate.

From inception (August 21, 2009) through June 30, 2011, we have incurred cumulative net losses of $731,158. Though we have generated revenues of $981,979 for the same period, we anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

As a company in the early stage of development with an unproven business strategy, our limited history of operations makes evaluation of our business and prospects difficult.

We were incorporated on August 21, 2009. Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Our primary business activities will be to earn revenues through offering painting services in the residential and commercial markets throughout the United States. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives.

 Our business plan may be unsuccessful, and if it fails, we will not have alternate services or products to offer in order to ensure our continuation as a going concern.

The success of our business plan is dependent on the marketing of our products and services. Our ability to develop our products and services is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon the market acceptance of our products and services. Should our market strategy be too narrowly focused or should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuation as a going concern.

We have maintained losses since inception, which we expect will continue in the future.

We expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have sufficient revenues to offset the expenses associated with the development, marketing and sales of our products and services. We cannot guarantee that we will ever be successful in generating sufficient revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumptions regarding the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

So far, we have relied on proceeds from sales of stock and loans from shareholders, in order to cover negative cash flows and maintain operations.  These sources may not be available in the future, or may not be sufficient.

To date, we have completed only initial stages of our business plan and we can provide no assurance that we will be able to generate enough revenue from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our Company.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to successfully develop and market our products and services to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. We will require additional financing, through issuance of debt and/or equity, in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

ITEM 1A.  RISK FACTORS - continued

We need to retain key personnel to support our product and ongoing operations.

The development and marketing of our product will continue to place a significant strain on our management and other resources. Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. The loss of any member of our management would negatively impact our ability to operate, which could adversely affect our financial results and impair our growth. Currently, we have no employment agreements with any of our executives, and do not anticipate entering into any such agreement in the foreseeable future.

Risks Relating to Our Common Stock

Because we are subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

The price of our common stock may be volatile, which substantially increases the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Our common stock is currently quoted on the OTC Bulletin Board under the trading symbol “FRCN.OB.” The market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;

•	our announcements of significant contracts and achievement of milestones;

•	our relationships with other companies or capital commitments;

•	additions or departures of key personnel;

•	sales of common stock or termination of stock transfer restrictions;

•	changes in financial estimates by securities analysts, if any; and

•	fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

ITEM 1A.  RISK FACTORS - continued

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, the company’s business and management.

As of September 23, 2011, our insiders beneficially own approximately 56% of our stock, and have approximately 87% of the voting power. As a result, our executive officers, directors and affiliated persons, if some or all of them acted in concert, would have the ability to control our company and determine the outcome of matters requiring security holder approval, including being able to:

·	elect or defeat the election of our directors;

·	amend or prevent amendment of our articles of incorporation or bylaws;

·	effect or prevent a merger, sale of assets or other corporate transaction; and

·	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

We are authorized to issue up to 200,000,000 shares of common stock, of which 80,180,000 shares are issued and outstanding. We are authorized to issue up to 250,000 shares of Class A convertible preferred stock, of which 200,000 shares are issued and outstanding.  Our Board of Directors has the authority to cause us to issue additional shares of stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. Any sale of stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting for all our current operations. The process of implementing our internal controls and complying with Section 404 will be expensive and time - consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the Securities and Exchange Commission, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

ITEM 1A.  RISK FACTORS - continued

Because we do not intend to pay any dividends on our common stock, holders of our common stock must rely on stock appreciation for any return on their investment.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual products and services represent meaningful portions of our revenues and net loss in any quarter. We may incur significant or unanticipated expenses when licenses are renewed.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

·	the number of new products and services released by us and our competitors;

·	the amount we reserve against returns and allowances;

·	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

·	the popularity of new products and services, and products and services released in prior periods;

·	changes in pricing policies by us or our competitors;

·	fluctuations in the size and rate of growth of overall consumer demand for our products and services;

ITEM 1A.  RISK FACTORS - continued

·	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

·	our success in entering new geographic markets;

·	accounting rules governing recognition of revenue;

·	the timing of compensation expense associated with equity compensation grants; and

·	decisions by us to incur additional expenses, such as increases in marketing or research and development.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in decreases in the trading price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive offices are currently at 2406 Gravel Drive, Fort Worth, TX 76118.   These premises are leased under a one year agreement, which started September 1, 2011, at a monthly rate of $3,250. We will use this space for storing equipment and products, as well as our executive offices for the foreseeable future.  We believe our current premises are adequate for our current operations and we do not anticipate that we will require additional premises in the next 12 to 18 months.  We do not have any investments or interests in any real estate.  Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Our address for service of process in Nevada is Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada 89501.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the OTC Bulletin Board (”OTCBB”) under the symbol “FRCN” on September 19, 2011.  The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Period	High	Low

September 19, 2011 - September 23, 2011	$0.16	$0.11

Prices may represent inter-dealer prices without retail markup, markdowns, or commissions, and may not represent actual transactions.

Holders

As of September 23, 2011, there were approximately 80 stockholders of record of our stock. Some holders of our common stock are “street name” or beneficial holders, whose shares are held by brokers and other financial institutions.

Dividends

We have not paid any cash dividends to our stockholders. The declaration of any future cash dividends will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, or general economic and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

Securities Authorized for Issuance under Equity Compensation Plans

Effective July 1, 2011, the Company adopted the 2011 Employee/Consultants Stock Compensation Plan. The Plan provides for both, the direct award or sale of shares, and for the grant of options to purchase shares. The aggregate number of shares which may be issued under the Plan is 5,000,000 shares of the Company’s common stock.

As of the date of this report there were no awards, sales or grants under the Plan.

Copy of the plan is attached as an exhibit to this filing.

Unregistered Sales of Equity Securities.

All sales of unregistered equity securities have been reported on the Registration Statement on Form S-1, as amended, filed on April 28, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

We have derived the following selected financial information as of June 30, 2011 and 2010, for the fiscal year ended June 30, 2011, and for the period from August 21, 2009 through June 30, 2010, from our audited financial statements included in Item 8 of this annual report. The selected financial information below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and our audited financial statements and related notes included in Item 8 of this annual report.

		Inception
	Fiscal	(August 21, 2009)
	Year Ended	Through
Statement of Operations	June 30, 2011	June 30, 2010

Revenues	$781,819	$200,160

Operating Loss	$(352,792)	$(317,346)

Net Loss	$(408,991)	$(322,167)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	61,878,630	49,506,731

	June 30,	June 30,
Balance Sheet Data	2011	2010

Total Assets	$353,846	$111,627
Total Liabilities	617,376	267,594
Total Stockholders’ Deficit	(263,530)	(155,967)
Total Liabilities and Stockholders' Deficit	353,846	111,627

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like “may”, “will”, “could”, “should”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue”, and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Relating to Our Business" in Item 1A of this annual report.  These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview

Firemans Contractors, Inc. was incorporated on August 21, 2009 in the State of Nevada.  The Company is a full-service contractor, specializing in commercial painting and parking lot maintenance services.

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

Subsequent to fiscal year end, effective August 16, 2011 the Company filed an amendment with the Nevada Secretary of State to authorize Class A convertible preferred stock in the amount of 250,000 shares at $1.00 par value.  Class A shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class A stock is ranked senior and prior to the Corporation’s common stock as to dividends and upon liquidation. Class A shares have liquidation rights of $10 per share, and are entitled to 1,000 votes each, on any matters requiring shareholders’ vote. One share of Class A stock can be converted into 10 shares of common stock at any time, upon demand from of the holder. Copes of the Amendment to the Article of Incorporation and of the Certificate of Designation for Class A convertible preferred stock are attached as exhibits to this filing.

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

●	Sales – Grow its core business in North Texas, and expand in other areas.

●
Franchise Development – Begin marketing the Firemans Contractors® franchise concept and licensing of Company’s Service Marks, with the short-term objective of establishing five new franchisee candidates during 2012.

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

The parking lot striping and maintenance service industry is very fragmented, consisting of a few national companies and numerous small, privately held and regional operators. Parking lot striping and maintenance is an ongoing service, requiring restriping and updated signage every 1-3 years. Parking lots require ADA compliance and city code mandates that require businesses to maintain proper visual signage, fire lanes, and other relevant markings & accessibility for customers to do business.  Firemans Contractors continues to operate and increase its customer base and increase sales through various advertising, business networking, cold calls, referrals and repeat customers.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company recognizes that building its brand is important to securing a strong standing. Therefore, Firemans Contractors, Inc. will continue focusing to build a brand that encompasses its core values of integrity and quality service with “Contractors You Can Trust®”. The Company’s goal is dedicated to stream-lining the contractor industry and making a difference by providing customers with quality service, using the best products available on the market for long lasting wear and as environmentally friendly as possible. To raise brand awareness among its intended audience, the Company has developed an appealing and memorable logo that it will use throughout its promotional strategy and in its various marketing materials. This will aid in brand reinforcement and the enhanced growth of its name and positive reputation among consumers nationwide.

Operating Results

We are constantly expanding our service offerings and have experienced steady growth in revenues.

For the fiscal year ended June 30, 2011, and for the period from Inception (August 21, 2009) through June 30, 2010, we have generated revenues of $781,819 and $200,160, respectively. Net losses for the same periods were $408,991 and $322,167.

On annualized basis, our revenues grew by approximately 235%. In part, that is due to significantly increased advertising and sales efforts.  Sales and marketing expenses, as percentage of revenues, for the reported periods were 10.89% and 8.54%, or $85,154 and $17,101, respectively.

For the fiscal year ended June 30, 2011, and for the period from Inception (August 21, 2009) through June 30, 2010, costs of revenues were $520,512 and $150,591, respectively. Our efforts in improvement of operations, margins, productivity and efficiency resulted in decrease in cost or revenues, as percentage of revenues, from 75.24% to 66.58%.

For the fiscal year ended June 30, 2011, and for the period from Inception (August 21, 2009) through June 30, 2010, operating losses were $352,792 and $317,346, respectively.  On annualized basis, that represents reduction in operating losses by approximately 4.67%. For the same periods, operating losses as percentage of revenues were (45.12%), and (158.55%), respectively.

As of June 30, 2011 and 2010, the Company had assets of $353,846 and $111,627, respectively; and total liabilities of $617,376 and $267,594, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of June 30, 2011 and 2010, the Company had $111,741 and $27,550 of cash, respectively. Sales of our common stock have been the primary source of these funds.

We are presently able to meet our obligations as they come due.  At June 30, 2011, we had a working capital deficit of $318,783, which included $388,529 owed to related parties, mainly for accrued compensation. At June 30, 2010, we had a working capital deficit of $179,560, including $209,492 owed to related parties.

In January of 2011 we secured a line of credit, by executing a Convertible Note Agreement.  Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on the outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at a 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2012 (one year term), unless the agreement is extended, with the consent of both parties.  On January 18, and April 12 of 2011, the Company received two advances under this arrangement, of $60,000 each. We believe this line of credit should be sufficient to ensure that the Company is able to meet its obligations for the next 12 months.

At the end of May 2011, under the Registration Statement on Form S-1, which was declared effective by the SEC on May 3, 2011, we sold 20,000,000 shares of our common stock for $250,000.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures. In addition, following the completion of this offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional capital or financing on terms satisfactory to us, if at all, to remain a going concern.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Items and Conditions

As of June 30, 2011 and 2010, the Company had $617,376 and $267,594, respectively, of total liabilities. The Company has no off balance sheet arrangements, or significant obligations under any contracts.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur.  Our critical accounting policies are listed in the notes to our audited financial statements included in this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Firemans Contractors, Inc.

We have audited the accompanying balance sheets of Firemans Contractors, Inc. (the “Company”), as of June 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the fiscal year ended June 30, 2011, and the period from August 21, 2009 (Inception) through June 30, 2010.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor have we been engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the fiscal year ended June 30, 2011, and the period from Inception through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, as of June 30, 2011, the Company has an accumulated deficit of $731,158 and negative working capital of $318,783, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP
Whitley Penn LLP

Dallas, Texas
September 28, 2011

Firemans Contractors, Inc.
Balance Sheets

	Jun. 30, 2011	Jun. 30, 2010
ASSETS

Current assets

Cash	$111,741	$27,550
Accounts receivable	158,904	13,507
Advances	10,178	-
Inventory	4,301	1,265
Prepaid expenses	3,948	32,402
Total current assets	289,072	74,724

Property and equipment, less accumulated depreciation of	64,086	36,903
$17,075 and $5,574, respectively
Other assets	688	-
TOTAL ASSETS	$353,846	$111,627

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$49,169	$18,351
Accrued expenses	67,182	19,111
Accrued interest (related parties)	4,852	2,194
Warranty liability	7,813	2,002
Other payables	2,620	1,432
Current portion of long-term debt	4,108	3,896
Convertible notes payable, net of unamortized beneficial conversion	88,434	-
features of $31,566 and $0, respectively
Loans payable to shareholders	383,677	207,298
Total current liabilities	607,855	254,284

Long-term debt, net of current maturities	9,521	13,310
Total liabilities	617,376	267,594

Commitments and contingencies

Stockholders' deficit

200,000,000 shares common stock
authorized at $0.001/par value
80,180,000 and 60,180,000 issued and outstanding, respectively	80,180	60,180
Additional paid-in capital	387,448	106,020
Accumulated deficit	(731,158)	(322,167)
Total stockholders' deficit	(263,530)	(155,967)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$353,846	$111,627

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

		Inception
		(Aug. 21, 2009)
	Fiscal Year Ended	Through
	Jun. 30, 2011	Jun. 30, 2010

Revenues	$781,819	$200,160
Cost of revenues (exclusive of
depreciation shown separately below)	520,512	150,591
Sales and marketing expenses	85,154	17,101
General and administrative expenses	517,444	344,240
Depreciation and amortization	11,501	5,574
Total operating expenses	1,134,611	517,506

Operating loss	(352,792)	(317,346)

Other income/(loss)
Interest income	10	-
Interest expense (related parties)	(16,345)	(4,059)
Interest expense	(39,864)	(762)
Total other loss	(56,199)	(4,821)

Loss before taxes	(408,991)	(322,167)

Income tax (expense) benefit	-	-

Net loss	$(408,991)	$(322,167)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average
number of common shares outstanding	61,878,630	49,506,731

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders' Deficit
Inception (August 21, 2009) through June 30, 2011

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance August 21, 2009	-	$-	$-	$-	$-

Founders' stock issued @ $0.0001/sh. Aug. 2009	43,000,000	43,000	(38,700)		4,300
Stock issued for services @ $0.0001/sh. Aug. 2009	1,000,000	1,000	(900)		100
Stock issued for cash @ $0.01/sh. Oct. 2009	930,000	930	8,370		9,300
Stock issued for cash @ $0.01/sh. Nov. 2009	100,000	100	900		1,000
Stock issued for cash @ $0.01/sh. Dec. 2009	50,000	50	450		500
Stock issued for cash @ $0.01/sh. Jan. 2010	100,000	100	900		1,000
Stock issued for cash @ $0.01/sh. Mar. 2010	500,000	500	4,500		5,000
Stock issued for services @ $0.01/sh. Mar. 2010	10,000,000	10,000	90,000		100,000
Stock issued for cash @ $0.01/sh. Apr. 2010	1,000,000	1,000	9,000		10,000
Stock issued for cash @ $0.01/sh. Jun. 2010	3,500,000	3,500	31,500		35,000
Net loss				(322,167)	(322,167)

Balance June 30, 2010	60,180,000	60,180	106,020	(322,167)	(155,967)

Stock issued for cash @ $0.0125/sh. May. 2011	20,000,000	20,000	230,000		250,000
Beneficial conversion features			51,428		51,428
Net loss				(408,991)	(408,991)

Balance June 30, 2011	80,180,000	$80,180	$387,448	$(731,158)	$(263,530)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

		Inception
		(August 21, 2009)
	Fiscal Year Ended	Through
	Jun. 30, 2011	Jun. 30, 2010
Cash flows from operating activities:

Net loss	$(408,991)	$(322,167)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	11,501	5,574
Consulting expenses (stock)	31,250	68,850
Beneficial conversion feature amortization	19,862	-

Change in operating assets and liabilities:
Accounts receivable	(145,397)	(13,507)
Advances	(10,178)	-
Inventory	(3,036)	(1,265)
Prepaid expenses	(2,796)	(1,152)
Other assets	(688)	-
Accounts payable	30,818	18,351
Accrued expenses	48,071	19,111
Warranty liability	5,811	2,002
Other payables	1,188	1,432
Loans payable to shareholders	252,000	210,000
Payments on loans payable to shareholders	(75,621)	(2,702)
Accrued interest (related parties)	2,658	2,194
Net cash used in operating activities	(243,548)	(13,279)

Cash flows from investing activities:

Purchase of property and equipment	(38,684)	(22,151)
Net cash used in investing activities	(38,684)	(22,151)

Cash flows from financing activities:
Payments on long-term debt	(3,577)	(3,120)
Proceeds from convertible notes payable	120,000	-
Issuance of common stock	250,000	66,100
Net cash flows provided by financing activities	366,423	62,980

Increase in cash and cash equivalents	84,191	27,550

Cash at beginning of period	27,550	-
Cash at end of period	$111,741	$27,550

Cash paid for:

Interest	$18,442	$762
Interest (related parties)	$13,687	$1,865

Non-cash activities:

Note payable entered into for purchase of property and equipment	$-	$20,326
Stock issued for services	$-	$100,100
Debt discount from beneficial conversion feature	$51,428	$-

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Firemans Contractors, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on August 21, 2009.  Firemans Contractors is a full service painting company, focusing on residential, commercial and industrial parking lot striping, and parking lot maintenance services.

NOTE 2.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $318,783 and an accumulated deficit of $731,158 at June 30, 2011, and a net loss of $408,991 and negative operating cash flows of $243,548 for the year ended June 30, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company has primarily funded its operations through the net proceeds received from the Company's issuance of stock to investors, and from issuance of convertible debt.  The Company plans to issue additional equity and/or debt to fund its future operations.

Based on the Company’s current liquidity position, the Company will need to raise additional capital through debt or equity funding within the next twelve months.  There is no assurance that any such financing will be available on acceptable terms or at all.  Should continuing funding requirements not be met, the Company’s operations may cease to exist.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The Company operates on a June year end fiscal basis.

b.  Basic and Diluted Earnings per Share

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are excluded from the calculation for all periods presented, as their inclusion would be anti-dilutive. Dilutive securities consist of convertible notes payable and convertible preferred stock.

c.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There are no restrictions on Company’s cash.  At June 30, 2011 and 2010, balances in Company’s cash accounts did not exceed federally insured limits.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

d.  Accounts Receivable

Accounts receivable are stated at amounts management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts.  Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. As of June 30, 2011 and 2010, no allowances had been recorded.

 e.  Inventories

 Inventories of paint and materials are located at the Company’s Fort Worth office and are valued at the lower of cost or market.

f.  Property and Equipment

Property and equipment are recorded at cost.  Depreciation is charged on the straight-line basis for furniture and equipment over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the life of the improvements, whichever is shorter.  Maintenance and repairs are charged to expense as incurred.  Major improvements are capitalized.

Estimated useful lives:
Furniture, fixtures and equipment - 5 years

g.  Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and other payables approximate fair value due to their short maturities. Carrying values of convertible notes payable and long-term debt approximate fair values as they approximate market rates of interest. None of our financial instruments are held for trading purposes.

h.  Revenue Recognition

The Company’s revenue consists of payments for painting and maintenance services, and is recognized only when all of the following criteria have been met:

(i) Persuasive evidence for an agreement exists;
(ii) Services have been performed;
(iii)The fee is fixed or determinable; and
(iv)Collectability is reasonably assured.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

i.  Warranties

The Company warrants the work for one year after completion of a project.  Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months.  As of June 30, 2011 and 2010, the balances of warranty liability were $7,813 and $2,002, respectively.  Warranty expense for the year ended June 30, 2011 and for the period from Inception (August 21, 2009) through June 30, 2010, was $5,811 and $2,002, respectively, which is included in the Cost of revenues on the Statements of Operations.

j.   Equity-Based Payments to Non-Employees

The Company has issued common stock to non-employees for payment of services.  Measurement of the share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.

k.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l.  Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.

Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

m.  Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and accounts receivable. The cash is on deposit with a large federally insured bank. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2011, approximately 76% of our accounts receivable were concentrated with three customers. As of June 30, 2010, approximately 59% of accounts receivable were concentrated with two customers.
The Company believes its credit policies are prudent and reflect normal industry terms and business risks.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

n.  Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective as of July 1, 2011, the remaining new disclosure requirements were effective as of July 1, 2010. The adoption did not have a material effect on our financial condition or results of operations.

NOTE 4.  INVENTORY

At each year end, respectively, the Company had the following inventory:

	Jun. 30, 2011	Jun. 30, 2010

Paint and materials	$4,301	$1,265

Total inventory	$4,301	$1,265

The inventory consists primarily of paint and pre-fabricated items used in parking lot maintenance, and is valued at a lower of cost or market value.

NOTE 5.  PREPAID EXPENSES

As of June 30, 2011, the balance of prepaid expenses was $3,948, representing $1,152 of advertising and $2,796 of contract labor. As of June 30, 2010, the balance of prepaid expenses was $32,402, of which $31,250 was the unearned portion of stock compensation issued under consulting agreements, and remainder was advertising expenses.

NOTE 6.  CONVERTIBLE NOTES PAYABLE

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

On January 18, 2011, the Company received $60,000 as the first advance under the Note.  The Company recorded $25,714 related to the deemed beneficial conversion feature of this advance, of which $12,298 has been amortized to interest expense in the accompanying statements of operations for the year ended June 30, 2011.  As of June 30, 2011, the balance of interest accrued under the note was $780.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

NOTE 6.  CONVERTIBLE NOTES PAYABLE - continued

On April 12, 2011, the Company received $60,000 as the second advance under the Note.  The Company recorded $25,714 related to the deemed beneficial conversion feature of this advance, of which $7,564 has been amortized to interest expense in the accompanying statements of operations for the year ended June 30, 2011.  As of June 30, 2011, the balance of interest accrued under the note was $780.

NOTE 7.  LONG-TERM DEBT

In September of 2009 the Company borrowed $20,326 in order to purchase a truck.  The note is secured by the truck, and bears 4.9% interest, with a 60 month repayment term.  The note balance at June 30, 2011 and 2010 was $13,629 and $17,206, respectively.  Principal payments were $3,577 for 2011, and $3,120 for period from Inception (August 21, 2009) through June 30, 2010.  Interest expense for the corresponding periods was $702 and $762.

As of June 30, 2011, maturities of the long-term debt for the next four years were as follows:

2012	$4,108
2013	4,314
2014	4,530
2015	677
Total	$13,629

NOTE 8.  RELATED PARTY TRANSACTIONS

For 2011 and for the period from Inception (August 21, 2009) through June 30, 2010, the Company accrued $252,000 and $210,000, respectively, in salaries payable to its officers and major shareholders, which are reflected in notes payable to those shareholders. $37,800 of accrued salaries was paid during the fourth quarter of 2011.

As of June 30, 2011 and 2010, the balances of shareholder notes were $383,677 and $207,298, respectively. The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  As of June 30, 2011 and 2010, accrued interest payable on the notes was $4,852 and $2,194, respectively. Interest paid during 2011 was $13,687, and for the period from inception (August 21, 2009) through June 30, 2010 - $1,865. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company leases its location under a 12 month agreement, which started in September of 2011.  For the fiscal years following June 30, 2011, future minimum annual rents under this agreement are as follows:

2012	$32,500
2013	$6,500

Total	$39,000

Rent expenses for the fiscal year ended June 30, 2011, was $5,507, reflected in general and administrative expenses in the accompanying statements of operations.  The Company did not lease an office prior to that.

NOTE 10.  OPERATING SEGMENTS

During the period from inception through June 30, 2011, the Company operated as a single business segment

NOTE 11.  INCOME TAXES

For the period from inception (August 21, 2009) through June 30, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

Reconciliation of income tax expense to the provision for income taxes is as follows:

	June 30, 2011	June 30, 2010

Federal income tax expense at statutory rate	$139,057	$109,536
State income taxes, net of federal benefit	4,090	3,222
Permanent differences	(7,828)	(350)
Change in valuation allowance	(135,319)	(112,408)

Income tax provision	$-	$-

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	June 30, 2011	June 30, 2010

Deferred tax assets:
Accrued liabilities	$143,236	$81,619
Net operating loss carryforwards	107,595	42,789

Total deferred tax assets	250,831	124,408

Deferred tax liabilities:
Prepaid expenses	(403)	(11,341)
Property and equipment	(2,701)	(659)

Total deferred tax liabilities	(3,104)	(12,000)

Net deferred tax assets before valuation allowance	247,727	112,408
Less: Valuation allowance	(247,727)	(112,408)
Net deferred tax assets	$-	$-

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

NOTE 11.  INCOME TAXES - continued

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

As of June 30, 2011, we had net operating loss carryforwards of $307,417 available to offset future regular, alternative minimum and foreign taxable income, if any. This loss can be carried forward for up to 20 years. Changes in our ownership may lead to restrictions in respect of the availability and use of this tax loss.

FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the financial statements.

NOTE 12.  COMMON STOCK

During August of 2009, the Company issued 43,000,000 shares of common stock to founders for a cash consideration of $4,300.

During August of 2009, the Company issued 1,000,000 shares of common stock for professional services, valued at $0.0001 per share, consistent with the founder’s acquisition at the same time.

In the first round of private placements, from October of 2009 through January of 2010, the Company issued 1,180,000 shares of common stock to various investors for a cash consideration of $11,800.

In the second round of private placements, from March through June of 2010, the Company issued 5,000,000 shares of common stock to various investors for a cash consideration of $50,000.

On March 1, 2010, the Company issued 10,000,000 shares of common stock for professional services, valued at $0.01 per share, consistent with the private purchase acquisitions of our stock at that time.

Under the registration statement (Form S-1), which became effective May 3, 2011, the Company sold, under subscriptions, 20,000,000 shares of common stock for a cash consideration of $250,000.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

NOTE 13.  SUBSEQUENT EVENTS

Effective August 16, 2011, the Company filed an amendment with the Nevada Secretary of State to authorize Class A convertible preferred stock in the amount of 250,000 shares at $1.00 par value.  Class A shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class A stock is ranked senior and prior to the Corporation’s common stock as to dividends and upon liquidation. Class A shares have liquidation rights of $10 per share, and are entitled to 1,000 votes each, on any matters requiring shareholders’ vote. One share of Class A stock can be converted into 10 shares of common stock at any time, upon demand from the holder.

On August 16, 2011, Renee Gilmore, our President, CEO and Director, and Danielle O’Neal, our Secretary and Director, acquired 100,000 shares each of Class A convertible preferred stock, in exchange for $12,500, each, as part of payment of accrued salaries.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined by Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. Based upon that evaluation, as required by Rule 15d-15(b), our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting is effective.

(c) Changes in our Internal Control over Financial Reporting

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K.  There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Registrant

The name, age and position of each of our directors and executive officers as of June 30, 2011 are as follows:

Name	Age	Position
Renee Gilmore	38	President, Chief Executive Officer and Director
Nikolay Frolov	39	Chief Financial Officer, Treasurer and Director
Danielle O'Neal	38	Secretary and Director
Aaron Gilmore	38	Chief Operations Officer and Director
Scott O’Neal	41	Director

Ms. Renee Gilmore is our President, Chief Executive Officer and Director. Ms. Gilmore has served as our Director, President and CEO since our inception in August 2009.  From March 2003 until January 2007 Ms. Gilmore served as an independent top Sales Director and Trainer for Mary Kay Inc., with its headquarters located in Dallas, Texas. From January 2007 until August of 2009, she was a partner in a contractor company.  Renee attended the University of Nebraska at Omaha and earned an associates degree in Computer Science at Metropolitan Community College.

Mr. Aaron Gilmore is our Chief Operations Officer and Director. He has served as our Director and COO since our inception in August of 2009.   Mr. Gilmore also currently serves as a firefighter for Hurst Fire Department, located in Hurst, Texas, a position he has held since April 2002. Aaron attended University of Nebraska at Omaha.  Aaron has a FireFighter Certification where he graduated first in his class.  Aaron has also earned his EMT B, EMT I, and Paramedic Certifications.  Aaron is HAZMAT certified and with his multitude of safety certifications, he is able to pass his experience on to those affiliated with Firemans Contractors.

Mr. Nikolay Frolov, CPA, is our Chief Financial Officer, Treasurer and Director. He has served in these capacities since we were incorporated on August 21, 2009. Mr. Frolov has over 15 years of experience in accounting. Before joining Firemans Contractors in 2009 as the CFO.  Since 2008 Mr. Frolov has served, and continues to serve, as CFO and a director of EVCARCO, Inc., a publicly traded company. Prior to 2008, Mr. Frolov was the assistant controller for Romacorp, Inc.  Prior to this role, Mr. Frolov was a manager for Travis, Wolff & Co., LLP. Mr. Frolov was a senior consultant with Taylor and Taylor, LLP from 1994-2006. Mr. Frolov graduated with honors from the University of Texas at Arlington with Bachelor’s and Master’s degrees in Accounting.

Ms. Danielle O’Neal is our Secretary and Director. She has served as our Secretary and Director of Franchise Business Development since our inception in August of 2009.  From 1998 until present, Ms. O’Neal has been engaged in real estate investing and property management.  Ms. O’Neal also served as director of business development and director of sales for ONPRO, Inc. located in Arlington, Texas.

Mr. Scott O’Neal is our Director. He has served in this capacity since our inception on August 21, 2009. During the last ten years, Mr. O'Neal owned and operated independent car dealerships and other successful companies. Since 2006, Mr. O’Neal has helped launch companies such as Firemans Contractors and EVCARCO, for which he continues to serve as an advisor, and investor.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, and that our shareholders shall determine the number of directors at each regular meeting. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified.

Committees of the Board of Directors

Due to our size, limited operating history and financial conditions we do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors. We do not have an audit committee “financial expert.”

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because, we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

Significant Employees

We have no significant employees other than the executive officers described above.

Family Relationships

Our Chief Operations Officer and Director, Aaron Gilmore, is the husband of Renee Gilmore, our President, CEO and Director. Our Director, Scott O’Neal, is the husband of Danielle O’Neal, our Secretary and Director. Our attorney, William D. O’Neal, is not related to Scott and Danielle O’Neal.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors or make nominations to the Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Code of Ethics

As of June 30, 2011, we had not adopted a Code of Ethics, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation paid by us to our officers from our inception on August 21, 2009 through the fiscal year ended June 30, 2010 (2010), and for the fiscal year ended June 30, 2011 (2011).

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Renee Gilmore,
President, CEO	2010	50,000	-	-	-	-	-	-	50,000
and Director	2011	60,000	-	-	-	-	-	-	60,000
Nikolay Frolov,
CFO, Treasurer	2010	10,000	-	-	-	-	-	-	10,000
and Director	2011	12,000	-	-	-	-	-	-	12,000
Danielle O'Neal,
Secretary	2010	50,000	-	-	-	-	-	-	50,000
and Director	2011	60,000	-	-	-	-	-	-	60,000
Aaron Gilmore,
COO and	2010	50,000	-	-	-	-	-	-	50,000
Director	2011	60,000	-	-	-	-	-	-	60,000

During the last quarter of fiscal year 2011, $37,800 of the compensation reported in the table above was paid. Remaining amounts represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Refer to the Notes to Financial Statements for more information.

Outstanding Equity Awards

No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at June 30, 2011 and 2010.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employment or other contracts or arrangements with our executive officers.

Compensation of Directors

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of Firemans Contractors other than services ordinarily required of a director.

The following table summarizes all compensation awarded to, earned by or paid to our directors for all services rendered in all capacities to us since our inception on August 21, 2009 through the fiscal year ended June 30, 2010 (2010), and for the fiscal year ended June 30, 2011 (2011).

ITEM 11.  EXECUTIVE COMPENSATION - continued

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Renee Gilmore,
President, CEO	2010	50,000	-	-	-	-	-	-	50,000
and Director	2011	60,000	-	-	-	-	-	-	60,000
Nikolay Frolov,
CFO, Treasurer	2010	10,000	-	-	-	-	-	-	10,000
and Director	2011	12,000	-	-	-	-	-	-	12,000
Danielle O'Neal,
Secretary	2010	50,000	-	-	-	-	-	-	50,000
and Director	2011	60,000	-	-	-	-	-	-	60,000
Aaron Gilmore,
COO and	2010	50,000	-	-	-	-	-	-	50,000
Director	2011	60,000	-	-	-	-	-	-	60,000
Scott O'Neal,
Director	2010	50,000	-	-	-	-	-	-	50,000
	2011	60,000	-	-	-	-	-	-	60,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of September 23, 2011 for (1) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; (2) each of our executive officers; (3) each of our directors; and (4) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o FIREMANS CONTRACTORS, Inc., 2406 Gravel Drive, Fort Worth, Texas 76118.

The percentage ownership information shown in the table below is calculated based on 82,180,000 shares of common stock, which includes 80,180,000 shares of our common stock issued and outstanding as of September 23, 2011; increased by 2,000,000 shares of common stock, representing the right to acquire beneficial ownership of the holders of 200,000 shares of Class A convertible preferred stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership		Percentage
Common Stock	Renee Gilmore,	20,455,000	(1)	25.50%
	President, Chief Executive Officer and Director	Direct
		500,000
		Indirect	(2)
Common Stock	Nikolay Frolov	2,800,000		3.65%
	Chief Financial Officer, Treasurer and Director	Direct
		200,000
		Indirect	(3)
Common Stock	Danielle O’Neal	19,900,000	(4)	25.46%
	Secretary and Director	Direct
		1,020,000
		Indirect	(5)
Common Stock	Aaron Gilmore	20,955,000		*
	Chief Operations Officer and Director	Indirect	(6)

Common Stock	Scott O’Neal, Director	20,920,000		*
		Indirect	(7)

	All Officers and Directors as a Group	44,875,000		54.61%
	Total Shares	82,180,000		100.00%

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(1) Includes the effect given to 1,000,000 shares of common stock, which can be acquired by converting 100,000 shares of Class A convertible preferred stock, held by Ms. Gilmore.
(2) Reflects Ms. Gilmore’s indirect ownership in shares directly owned by her child.
(3) Reflects Mr. Frolov’s indirect ownership in shares directly owned by his children.
(4) Includes the effect given to 1,000,000 shares of common stock, which can be acquired by converting 100,000 shares of Class A convertible preferred stock, held by Ms. O’Neal.
(5) Reflects Ms. O’Neal’s indirect ownership in shares directly owned by her children.
(6) Reflects Mr. Gilmore’s indirect ownership in shares directly owned by his spouse, our President, Chief Executive Officer and Director, Renee Gilmore, and his child
(7) Reflects Mr. O’Neal’s indirect ownership in shares directly owned by his spouse, our Secretary and Director, Danielle O’Neal, and his children.
* Percentages of beneficial ownership for Mr. Gilmore and Mr. O’Neal are identical to those of their spouses, and are excluded from the table in order to avoid duplication.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No promoters have been involved with our business or its principals since the foundation of our business.

As of June 30, 2011, $37,800 of the accrued salaries, described in the Executive Compensation section have been paid.  Remaining balances, along with miscellaneous advances to and from the Company constitute the balances of loans payable to shareholders.  The balance of the loans as of June 30, 2011 was $388,529, including $4,852 balance of interest accruing at 5% per year, on the outstanding balances.

Other than transactions above, and the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of the company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On August 21, 2009, we issued a total of 10,000,000 shares of restricted common stock to Renee Gilmore, our officer and director in consideration for $1,000 cash.

On August 21, 2009, we issued a total of 3,000,000 shares of restricted common stock to Nikolay Frolov, our officer and director in consideration for $300 cash.

On August 21, 2009, we issued a total of 10,000,000 shares of restricted common stock to Danielle O’Neal, our officer and director in consideration for $1,000 cash.

On August 21, 2009, we issued a total of 10,000,000 shares of restricted common stock to Aaron Gilmore, our officer and director in consideration for $1,000 cash.

On August 21, 2009, we issued a total of 10,000,000 shares of restricted common stock to Scott O’Neal, our director in consideration for $1,000 cash.

On August 16, 2011, Aaron Gilmore, our officer and director, transferred 9,465,000 shares of common stock directly owned by him to his spouse, Renee Gilmore, our officer and director.

On August 16, 2011, Scott O’Neal, our director, transferred 8,910,000 shares of common stock directly owned by him to his spouse, Danielle O’Neal, our officer and director.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

On August 16, 2011, Renee Gilmore, our officer and director, acquired 100,000 shares of Class A convertible preferred stock, in exchange for $12,500, as part of payment of accrued salary.

On August 16, 2011, Danielle O’Neal, our officer and director, acquired 100,000 shares of Class A convertible preferred stock, in exchange for $12,500, as part of payment of accrued salary.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes the aggregate fees paid to our independent registered public accounting firm for the fiscal year ended June 30, 2011, and for the period from Inception (August 21, 2009) through June 30, 2010:

	2011	2010

Audit fees	$26,181	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$26,181	$-

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report:

(1) Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

(3) Exhibits

Each exhibit identified below is filed with this annual report. Exhibits designated with an “*” are filed herewith.

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
3.3*	Amendment to Articles of Incorporation
4.1*	Certificate of Designation
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
99.1	2011 Employees/Consultants Stock Compensation Plan
____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Forth Worth, State of Texas, on September 28, 2011.

FIREMANS CONTRACTORS, INC.

By:	/s/ Renee Gilmore
Name: Renee Gilmore
Title: CEO, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2011.

Signature	Title

/s/ Renee Gilmore	CEO, President and Director
Renee Gilmore	(Principal Executive Officer)

/s/ Nikolay Frolov	Chief Financial Officer and Director
Nikolay Frolov	(Principal Financial and Accounting Officer)

/s/ Aaron Gilmore	Chief Operations Officer and Director
Aaron Gilmore

/s/ Danielle O’Neal	Secretary and Director
Danielle O’Neal

/s/ Scott O’Neal	Director
Scott O’Neal

SUPPLEMENTAL INFORMATION:

NO ANNUAL REPORT OR PROXY MATERIAL WAS SENT TO SECURITY HOLDERS DURING THE LAST FISCAL YEAR, AND NO SUCH REPORT OR MATERIAL IS EXPECTED TO BE SENT IN THE CURRENT FISCAL YEAR.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
3.3*	Amendment to Articles of Incorporation
4.1*	Certificate of Designation
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
99.1*	2011 Employees/Consultants Stock Compensation Plan
____________

1. Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the SEC on September 15, 2010.
* Filed herewith.