Form 10-Q
period 2011-09-30
Firemans Contractors, Inc.
filed 2011-11-14
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

2406 Gravel Drive
Fort Worth, Texas

(Address of principal executive offices) (Zip Code)

(800) 475-1479

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes  ☐ No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2011, there were 80,180,000 shares of Common Stock, $0.001 par value.

FIREMANS CONTRACTORS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREMANS CONTRACTORS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of September 30, 2011 (Unaudited) and June 30, 2011	F-2

Statements of Operations for the Three Months Ended September 30, 2011 and 2010 (Unaudited)	F-3

Statement of Stockholders' Deficit for the Three Months Ended September 30, 2011 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended September 30, 2011 and 2010 (Unaudited)	F-5

Condensed Notes to Financial Statements	F-6 to F-9

Firemans Contractors, Inc.
Balance Sheets

	Sep. 30, 2011	Jun. 30, 2011
	(Unaudited)
ASSETS

Current assets

Cash	$3,048	$111,741
Accounts receivable	123,575	158,904
Advances	8,190	10,178
Inventory	9,522	4,301
Prepaid expenses	32,703	3,948

Total current assets	177,038	289,072

Property and equipment, less accumulated depreciation of	60,028	64,086
$21,133 and $17,075, respectively
Other assets	3,938	688

TOTAL ASSETS	$241,004	$353,846

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$97,017	$49,169
Accrued expenses	51,861	67,182
Accrued interest (related parties)	7,605	4,852
Warranty liability	9,054	7,813
Other payables	1,937	2,620
Current portion of long-term debt	4,159	4,108
Convertible notes payable, net of unamortized beneficial conversion	104,217	88,434
features of $15,783 and $31,566, respectively
Loans payable to shareholders	395,476	383,677

Total current liabilities	671,326	607,855

Long-term debt, net of current maturities	8,465	9,521

Total liabilities	679,791	617,376

Commitments and contingencies

Stockholders' deficit

250,000 shares Class A Convertible preferred stock
authorized at $1.00/par value ($10 liquidation preference)
200,000 and 0 issued and outstanding, respectively	200,000	-
200,000,000 shares common stock
authorized at $0.001/par value
80,180,000 issued and outstanding	80,180	80,180
Additional paid-in capital	212,448	387,448
Accumulated deficit	(931,415)	(731,158)

Total stockholders' deficit	(438,787)	(263,530)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$241,004	$353,846

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$236,948	$113,349
Cost of revenues (exclusive of
depreciation shown separately below)	198,897	70,235
Sales and marketing expenses	44,116	18,875
General and administrative expenses	157,549	135,125
Depreciation and amortization	4,058	2,124

Total operating expenses	404,620	226,359

Operating loss	(167,672)	(113,010)

Other income/(loss)
Interest income	5	-
Interest expense (related parties)	(4,812)	(3,055)
Interest expense	(27,778)	(388)

Total other loss	(32,585)	(3,443)

Loss before taxes	(200,257)	(116,453)

Income tax (expense) benefit	-	-

Net loss	$(200,257)	$(116,453)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
number of common shares outstanding	80,180,000	60,180,000

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders' Deficit
For the Three Months Ended September 30, 2011

			Class A Convertible		Additional
	Common stock		preferred stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance June 30, 2011	80,180,000	$80,180	-	$-	$387,448	$(731,158)	$(263,530)

Stock issued for shareholder loans @ $0.125/sh. Aug. 2011			200,000	200,000	(175,000)		25,000
Net loss						(200,257)	(200,257)

Balance September 30, 2011 (Unaudited)	80,180,000	$80,180	200,000	$200,000	$212,448	$(931,415)	$(438,787)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(200,257)	$(116,453)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Depreciation and amortization	4,058	2,124
Consulting expenses (stock)	-	12,500
Beneficial conversion feature amortization	15,783	-

Change in operating assets and liabilities:
Accounts receivable	35,329	9,541
Advances	1,988	-
Inventory	(5,221)	(685)
Prepaid expenses	(28,755)	-
Other assets	(3,250)	-
Accounts payable	47,848	9,950
Accrued expenses	(15,321)	16,305
Warranty liability	1,241	1,070
Other payables	(683)	(420)
Loans payable to shareholders	48,199	83,623
Payments on loans payable to shareholders	(11,400)	(5,000)
Accrued interest (related parties)	2,753	1,512

Net cash provided by/(used in) operating activities	(107,688)	14,067

Cash flows from financing activities:
Payments on long-term debt	(1,005)	(958)

Net cash flows used in financing activities	(1,005)	(958)

Increase/(decrease) in cash	(108,693)	13,109

Cash at beginning of period	111,741	27,550

Cash at end of period	$3,048	$40,659

Cash paid for:

Interest	$11,755	$388
Interest (related parties)	$2,059	$1,543

Non-cash activities:

Preferred stock issued for shareholder loans	$25,000	$-

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2011 and June 30, 2011

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Firemans Contractors, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on August 21, 2009.  Firemans Contractors is a full service contracting company specializing in commercial painting and parking lot maintenance services.

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our audit report for the fiscal year ended June 30, 2011. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012.

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

NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of our financial instruments, including accounts receivable, other receivables, accounts payable and other payables approximate fair value due to their short maturities. Carrying values of convertible note payable and long-term debt approximate fair values as they approximate market rates of interest. None of our financial instruments are held for trading purposes.

NOTE 4.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Sep. 30, 2011	Jun. 30, 2011

Paint and materials	$9,522	$4,301

Total inventory	$9,522	$4,301

The inventory consists primarily of paint and pre-fabricated items used in parking lot maintenance, and is valued at a lower of cost or market value.

NOTE 5.  PREPAID EXPENSES

As of September 30, 2011, the balance of prepaid expenses was $32,703, representing $1,152 of advertising, $27,218 of consulting and contract labor, and $4,333 of rents. As of June 30, 2011, the balance of prepaid expenses was $3,948, representing $1,152 of advertising and $2,796 of contract labor.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2011 and June 30, 2011

NOTE 6.  WARRANTIES

The Company warrants the work for one year after completion of a project.  Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months.  As of September 30, 2011 and June 30, 2011, the balances of warranty liability were $9,054 and $7,813, respectively.  Warranty expenses for the three months ended September 30, 2011 and 2010, were $4,224 and $1,070, respectively, which are included in the Cost of revenues on the Statements of Operations.

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

On January 18, 2011, the Company received $60,000 as the first advance under the Note.  The Company recorded $25,714 related to the deemed beneficial conversion feature of this advance, of which $6,708 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2011.  As of September 30, 2011, the balance of interest accrued under the note was $900.

On April 12, 2011, the Company received $60,000 as the second advance under the Note.  The Company recorded $25,714 related to the deemed beneficial conversion feature of this advance, of which $9,075 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2011.  As of September 30, 2011, the balance of interest accrued under the note was $900.

NOTE 8.  LONG-TERM DEBT

In September of 2009 the Company borrowed $20,326 in order to purchase a truck.  The note is secured by the truck, and bears 4.9% interest, with a 60 months repayment term.  The note balances at September 30, 2011 and June 30, 2011, were $12,624 and $13,629, respectively. Principal payments for the three months ended September 30, 2011 and 2010 were $1,005 and $958, respectively.  Interest expense for the corresponding periods was $162 and $209.

As of September 30, 2011, maturities of the long-term debt for the next four fiscal years were as follows:

2012	$3,103
2013	4,314
2014	4,530
2015	677
Total	$12,624

NOTE 9.  RELATED PARTY TRANSACTIONS

For the three months ended September 20, 2011 and 2010, the Company accrued $33,000 and $63,000, respectively, in salaries payable to its officers and major shareholders, which are reflected in notes payable to those shareholders. $36,400 of accrued salaries was paid during the first quarter of fiscal 2012.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2011 and June 30, 2011

NOTE 9.  RELATED PARTY TRANSACTIONS - continued

As of September 30, 2011 and June 30, 2011, the balances of shareholder notes were $395,476 and $383,677, respectively. The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  As of September 30, 2011 and June 30, 2011, accrued interest payable on the notes was $7,605 and $4,852, respectively. Interest paid during the three months ended September 30, 2011 and 2010, was $2,059 and $1,543, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company leases its location under a 12 month agreement, which started in September of 2011.  For the fiscal years following June 30, 2011, future minimum annual rents under this agreement are as follows:

2012	$29,250
2013	6,500

Total	$35,750

The Company decided to vacate its previous location, leased under a three year agreement, which started in November of 2010. While attempting to sub-lease these premises, it is continuing to make monthly rent payments.  As of September 30, 2011, future minimum annual rents under this agreement are as follows:

2012	$6,195
2013	8,260
2014	2,065

Total	$16,520

Rent expense for the three months ended September 30, 2011, was $9,916, which included $6,067 of early termination penalty, and is reflected in general and administrative expenses in the accompanying statements of operations.  The Company did not lease an office in the first quarter of fiscal year 2010.

NOTE 11.  OPERATING SEGMENTS

During the period from inception through September 30, 2011, the Company operated as a single business segment.

NOTE 12.  PREFERRED STOCK

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

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2011 and June 30, 2011

NOTE 12.  PREFERRED STOCK - continued

On August 16, 2011, Renee Gilmore, our President, CEO and Director, and Danielle O’Neal, our Secretary and Director, acquired 100,000 shares each of Class A convertible preferred stock, in exchange for $12,500, each, as part of payment of accrued salaries.

NOTE 13.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $494,288 and an accumulated deficit of $931,415 at September 30, 2011, and a net loss of $200,257 and negative operating cash flows of $107,688 for the three months ended September 30, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 14.  SUBSEQUENT EVENTS

On November 1, 2011, the Company received a third advance, in the amount of $100,000, under the Convertible Note agreement, described in Note 7.  The Company recorded $42,857 related to the deemed beneficial conversion feature of this advance.

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

For the three month periods ended September 30, 2011 and 2010, we have generated revenues of $236,948 and $113,349, respectively, and incurred net losses for the same periods of $200,257 and $116,453.

As of September 30, 2011, the Company had assets of $241,004, and total liabilities of $679,791.  As of June 30, 2011, the Company had assets of $353,846, and total liabilities of $617,376.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of September 30, 2011 and June 30, 2011, the Company had $3,048 and $111,741 of cash, respectively. Sales of our common stock and borrowings under the convertible note agreement have been the primary source of these funds.

We are presently able to meet our obligations as they come due.  At September 30, 2011, we had a working capital deficit of $494,288, which included $403,081 owed to related parties, mainly for accrued compensation.

In January of 2011 we secured a line of credit, by executing a Convertible Note Agreement.  Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on the outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at a 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2012 (one year term), unless the agreement is extended, with the consent of both parties.  On January 18, and April 12, of 2011, the Company received two advances under this arrangement, of $60,000 each. On November 1, 2011, we received the third advance under the agreement, in the amount of $100,000. We believe this line of credit should be sufficient to ensure that the Company is able to meet its obligations for the next 12 months.

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

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. During the quarter ended on September 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise

08/16/11	200,000	Class A Convertible Preferred Stock	Payment of accrued compensation - $25,000	Reg. D	10 shares of Common Stock for each 1 share of Class A Convertible Preferred Stock

* For per share price, see Statement of Stockholders’ Equity.  No commissions or discounts were paid.

** The Company relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable.  In all cases, there was no public solicitation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C., Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIREMANS CONTRACTORS, INC.

Date: November 14, 2011	By:	/s/ Renee Gilmore
Renee Gilmore
Principal Executive Officer

Date: November 14, 2011	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)