Form 10-Q
period 2011-12-31
Firemans Contractors, Inc.
filed 2012-02-21
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 14, 2012, there were 80,180,000 shares of Common Stock, $0.001 par value.

FIREMANS CONTRACTORS, INC.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREMANS CONTRACTORS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of December 31, 2011 (Unaudited) and June 30, 2011	F-2

Statements of Operations for the Three and the Six Months Ended December 31, 2011 and 2010 (Unaudited)	F-3

Statement of Stockholders' Deficit for the Six Months Ended December 31, 2011 (Unaudited)	F-4

Statements of Cash Flows for the Six Months Ended December 31, 2011 and 2010 (Unaudited)	F-5

Condensed Notes to Financial Statements	F-6 to F-10

Firemans Contractors, Inc.
Balance Sheets

	Dec. 31, 2011	Jun. 30, 2011
	(Unaudited)
ASSETS

Current assets

Cash	$5,125	$111,741
Accounts receivable	109,071	158,904
Advances	-	10,178
Inventory	5,565	4,301
Prepaid expenses	17,800	3,948

Total current assets	137,561	289,072

Property and equipment, less accumulated depreciation of	66,241	64,086
$25,502 and $17,075, respectively
Other assets	3,938	688

TOTAL ASSETS	$207,740	$353,846

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$156,035	$49,169
Accrued expenses	60,142	67,182
Accrued interest (related parties)	9,076	4,852
Warranty liability	8,326	7,813
Other payables	5,480	2,620
Current portion of long-term debt	4,421	4,108
Convertible notes payable, net of unamortized beneficial conversion	185,714	88,434
features of $34,286 and $31,566, respectively
Loans payable to shareholders	431,157	383,677

Total current liabilities	860,351	607,855

Long-term debt, net of current maturities	7,192	9,521

Total liabilities	867,543	617,376

Commitments and contingencies

Stockholders' deficit

250,000 shares Class A Convertible preferred stock
authorized at $1.00/par value ($10 liquidation preference)
200,000 and 0 issued and outstanding, respectively	200,000	-
200,000,000 shares common stock
authorized at $0.001/par value
80,180,000 issued and outstanding	80,180	80,180
Additional paid-in capital	255,305	387,448
Accumulated deficit	(1,195,288)	(731,158)

Total stockholders' deficit	(659,803)	(263,530)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$207,740	$353,846

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$205,160	$277,968	$442,106	$391,317
Cost of revenues (exclusive of
depreciation shown separately below)	178,212	139,740	377,109	209,975
Sales and marketing expenses	54,825	31,953	98,940	50,828
General and administrative expenses	180,256	127,157	337,805	262,282
Depreciation and amortization	4,369	2,385	8,427	4,509

Total operating expenses	417,662	301,235	822,281	527,594

Operating loss	(212,502)	(23,267)	(380,175)	(136,277)

Other income/(loss)
Interest income	-	-	5	-
Interest expense (related parties)	(5,137)	(3,796)	(9,949)	(6,851)
Interest expense	(46,234)	(1,179)	(74,011)	(1,567)

Total other loss	(51,371)	(4,975)	(83,955)	(8,418)

Loss before taxes	(263,873)	(28,242)	(464,130)	(144,695)

Income tax (expense) benefit	-	-	-	-

Net loss	$(263,873)	$(28,242)	$(464,130)	$(144,695)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average
number of common shares outstanding	80,180,000	60,180,000	80,180,000	60,180,000

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders' Deficit
For the Six Months Ended December 31, 2011

			Class A Convertible		Additional
	Common stock		preferred stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance June 30, 2011	80,180,000	$80,180	-	$-	$387,448	$(731,158)	$(263,530)

Stock issued for shareholder loans @ $0.125/sh. Aug. 2011			200,000	200,000	(175,000)		25,000
Beneficial conversion features					42,857		42,857
Net loss						(464,130)	(464,130)

Balance December 31, 2011 (Unaudited)	80,180,000	$80,180	200,000	$200,000	$255,305	$(1,195,288)	$(659,803)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

	For the Six Months Ended
	Dec. 31, 2011	Dec. 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(464,130)	$(144,695)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,427	4,509
Consulting expenses (stock)	-	25,000
Beneficial conversion feature amortization	40,137	-

Change in operating assets and liabilities:
Accounts receivable	49,833	(127,746)
Advances	10,178	(4,314)
Inventory	(1,264)	(3,377)
Prepaid expenses	(13,852)	-
Other assets	(3,250)	(688)
Accounts payable	106,866	76,091
Accrued expenses	(7,040)	15,806
Warranty liability	513	3,494
Other payables	2,860	5,077
Loans payable to shareholders	77,140	147,054
Payments on loans payable to shareholders	(4,660)	(20,352)
Accrued interest (related parties)	4,224	2,945

Net cash used in operating activities	(194,018)	(21,196)

Cash flows from investing activities:

Purchase of property and equipment	(10,582)	-

Net cash used in investing activities	(10,582)	-

Cash flows from financing activities:
Payments on long-term debt	(2,016)	(1,930)
Proceeds from convertible notes payable	100,000	-

Net cash flows provided by/(used in) financing activities	97,984	(1,930)

Decrease in cash	(106,616)	(23,126)

Cash at beginning of period	111,741	27,550

Cash at end of period	$5,125	$4,424

Cash paid for:

Interest	$33,634	$1,567
Interest (related parties)	$5,725	$3,906

Non-cash activities:

Capital lease entered into for purchase of property and equipment	$-	$15,651
Preferred stock issued for shareholder loans	$25,000	$-

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2011 and June 30, 2011
NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Firemans Contractors, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on August 21, 2009.  Firemans Contractors is a full service contracting company specializing in commercial painting and parking lot maintenance services.

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our audit report for the fiscal year ended June 30, 2011. The results of operations for the six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012.

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

NOTE 4.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Dec. 31, 2011	Jun. 30, 2011

Paint and materials	$5,565	$4,301

Total inventory	$5,565	$4,301

The inventory consists primarily of paint and pre-fabricated items used in parking lot maintenance, and is valued at a lower of cost or market value.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2011 and June 30, 2011

NOTE 5.  PREPAID EXPENSES

As of December 31, 2011, the balance of prepaid expenses was $17,800, representing $1,152 of advertising, and $16,648 of consulting and contract labor. As of June 30, 2011, the balance of prepaid expenses was $3,948, representing $1,152 of advertising and $2,796 of contract labor.

NOTE 6.  WARRANTIES

The Company warrants the work for one year after completion of a project.  Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months.  As of December 31, 2011 and June 30, 2011, the balances of warranty liability were $8,326 and $7,813, respectively.  Warranty expenses for the six months ended December 31, 2011 and 2010, were $4,246 and $3,494, respectively, which are included in the Cost of revenues on the Statements of Operations.

NOTE 7.  CONVERTIBLE NOTE PAYABLE

In January of 2011, the Company signed a Convertible Note agreement. Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at 30% discount to market price.  Original one year term of the Note, ending on January 1, 2012, was renewed for another year. Unpaid principal and interest outstanding under the Note, is due on January 1, 2013.

On January 18, 2011, the Company received $60,000 as the first advance under the Note.  The Company recorded $25,714 related to the deemed beneficial conversion feature of this advance, of which $13,416 has been amortized to interest expense in the accompanying statements of operations for the six months ended December 31, 2011.  As of December 31, 2011, the balance of interest accrued under the note was $900.

On April 12, 2011, the Company received $60,000 as the second advance under the Note.  The Company recorded $25,714 related to the deemed beneficial conversion feature of this advance, of which $18,150 has been amortized to interest expense in the accompanying statements of operations for the six months ended December 31, 2011.  As of December 31, 2011, the balance of interest accrued under the note was $900.

On November 1, 2011, the Company received $100,000 as the third advance under the Note.  The Company recorded $42,857 related to the deemed beneficial conversion feature of this advance, of which $8,571 has been amortized to interest expense in the accompanying statements of operations for the six months ended December 31, 2011.  As of December 31, 2011, the balance of interest accrued under the note was $3,000.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2011 and June 30, 2011

NOTE 8.  LONG-TERM DEBT

In September of 2009 the Company borrowed $20,326 in order to purchase a truck.  The note is secured by the truck, and bears 4.9% interest, with a 60 months repayment term.  The note balances at December 31, 2011 and June 30, 2011, were $11,613 and $13,629, respectively. Principal payments for the six months ended December 31, 2011 and 2010 were $2,016 and $1,930, respectively.  Interest expense for the corresponding periods was $317 and $404.

As of December 31, 2011, maturities of the long-term debt for the next four fiscal years were as follows:

2012	$2,092
2013	4,314
2014	4,530
2015	677
Total	$11,613

NOTE 9.  RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2011 and 2010, the Company accrued $64,000 and $126,000, respectively, in salaries payable to its officers and major shareholders, which are reflected in notes payable to those shareholders. $62,000 of current and $28,400 of accrued salaries were paid during the first six months of fiscal 2012.

As of December 31, 2011 and June 30, 2011, the balances of shareholder notes were $431,157 and $383,677, respectively. The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  As of December 31, 2011 and June 30, 2011, accrued interest payable on the notes was $9,076 and $4,852, respectively. Interest paid during the six months ended December 31, 2011 and 2010, was $5,725 and $3,906, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company leases its location under a 12 month agreement, which started in September of 2011.  For the fiscal years following June 30, 2011, future minimum annual rents under this agreement are as follows:

2012	$19,500
2013	6,500

Total	$26,000

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2011 and June 30, 2011

NOTE 10.  COMMITMENTS AND CONTINGENCIES - continued

The Company decided to vacate its previous location, leased under a three year agreement, which started in November of 2010. While attempting to sub-lease these premises, it is continuing to make monthly rent payments.  As of December 31, 2011, future minimum annual rents under this agreement are as follows:

2012	$4,130
2013	8,260
2014	2,065

Total	$14,455

Rent expense for the six months ended December 31, 2011 and 2010, was $22,118 (including $6,067 of early termination penalty) and $2,065, and is reflected in general and administrative expenses in the accompanying statements of operations.

NOTE 11.  OPERATING SEGMENTS

During the period from inception through December 31, 2011, the Company operated as a single business segment.

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

NOTE 13.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $722,790 and an accumulated deficit of $1,195,288 at December 31, 2011, and a net loss of $464,130 and negative operating cash flows of $194,018 for the six months ended December 31, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2011 and June 30, 2011

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

●
Sales – Grow its core business in North Texas, and expand in other areas. Diversify service offering - goal for the third and forth quarter of fiscal 2012 is to develop concrete and asphalt paving business.

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

Operating Results

For the three month periods ended December 31, 2011 and 2010, we have generated revenues of $205,160 and $277,968, respectively, and incurred net losses for the same periods of $263,873 and $28,242.

For the six month periods ended December 31, 2011 and 2010, we have generated revenues of $442,106 and $391,317, respectively, and incurred net losses for the same periods of $464,130 and $144,695.

As of December 31, 2011, the Company had assets of $207,740, and total liabilities of $867,543.  As of June 30, 2011, the Company had assets of $353,846, and total liabilities of $617,376.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of December 31, 2011 and June 30, 2011, the Company had $5,125 and $111,741 of cash, respectively. Sales of our common stock and borrowings under the convertible note agreement have been the primary source of these funds.

We are presently able to meet our obligations as they come due.  At December 31, 2011, we had a working capital deficit of $722,790, which included $440,233 owed to related parties, mainly for accrued compensation.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011. During the quarter ended on December 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C., Section 1350.
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIREMANS CONTRACTORS, INC.

Date: February 21, 2012	By:	/s/ Renee Gilmore
Renee Gilmore
Principal Executive Officer

Date: February 21, 2012	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)