Form 10-Q
period 2012-03-31
Firemans Contractors, Inc.
filed 2012-05-15
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2012, there were 82,907,073 shares of Common Stock, $0.001 par value.

FIREMANS CONTRACTORS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREMANS CONTRACTORS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of March 31, 2012 (Unaudited) and June 30, 2011	F-2

Statements of Operations for the Three and the Nine Months Ended March 31, 2012 and 2011 (Unaudited)	F-3

Statement of Stockholders' Deficit for the Nine Months Ended March 31, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 (Unaudited)	F-5

Condensed Notes to Financial Statements	F-6 to F-9

Firemans Contractors, Inc.
Balance Sheets

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS

Current assets

Cash	$9,940	$111,741
Accounts receivable	31,515	158,904
Advances	-	10,178
Inventory	4,916	4,301
Prepaid expenses	9,521	3,948

Total current assets	55,892	289,072

Property and equipment, less accumulated depreciation of	64,354	64,086
$29,889 and $17,075, respectively
Other assets	3,938	688

TOTAL ASSETS	$124,184	$353,846

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$174,997	$49,169
Accrued expenses	77,401	67,182
Accrued interest (related parties)	13,359	4,852
Warranty liability	8,029	7,813
Other payables	6,316	2,620
Current portion of long-term debt	4,261	4,108
Convertible notes payable, net of unamortized beneficial conversion	205,716	88,434
features of $34,284 and $31,566, respectively
Loans payable to shareholders	522,661	383,677

Total current liabilities	1,012,740	607,855

Long-term debt, net of current maturities	6,322	9,521

Total liabilities	1,019,062	617,376

Commitments and contingencies

Stockholders' deficit

250,000 shares Class A Convertible preferred stock
authorized at $1.00/par value ($10 liquidation preference)
200,000 and 0 issued and outstanding, respectively	200,000	-
200,000,000 shares common stock
authorized at $0.001/par value
80,180,000 issued and outstanding	80,180	80,180
Additional paid-in capital	263,875	387,448
Accumulated deficit	(1,438,933)	(731,158)

Total stockholders' deficit	(894,878)	(263,530)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$124,184	$353,846

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$102,005	$130,358	$544,111	$521,675
Cost of revenues (exclusive of
depreciation shown separately below)	109,131	105,155	485,573	315,130
Sales and marketing expenses	39,031	32,139	137,972	80,422
General and administrative expenses	154,673	131,341	493,146	396,167
Depreciation and amortization	4,387	2,963	12,814	7,472

Total operating expenses	307,222	271,598	1,129,505	799,191

Operating loss	(205,217)	(141,240)	(585,394)	(277,516)

Other income/(loss)
Interest income	-	1	5	1
Interest expense (related parties)	(5,893)	(4,448)	(15,841)	(11,299)
Interest expense	(32,533)	(11,509)	(106,545)	(13,076)

Total other loss	(38,426)	(15,956)	(122,381)	(24,374)

Loss before taxes	(243,643)	(157,196)	(707,775)	(301,890)

Income tax (expense) benefit	-	-	-	-

Net loss	$(243,643)	$(157,196)	$(707,775)	$(301,890)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
number of common shares outstanding	80,180,000	60,180,000	80,180,000	60,180,000

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders' Deficit
For the Nine Months Ended March 31, 2012

			Class A Convertible		Additional
	Common stock		preferred stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance June 30, 2011	80,180,000	$80,180	-	$-	$387,448	$(731,158)	$(263,530)

Stock issued for shareholder loans @ $0.125/sh. Aug. 2011	-	-	200,000	200,000	(175,000)		25,000
Beneficial conversion features					51,427		51,427
Net loss						(707,775)	(707,775)

Balance March 31, 2012 (Unaudited)	80,180,000	$80,180	200,000	$200,000	$263,875	$(1,438,933)	$(894,878)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

	For the Nine Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(707,775)	$(301,890)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,814	7,472
Consulting expenses (stock)	-	31,250
Beneficial conversion feature amortization	48,709	5,590

Change in operating assets and liabilities:
Accounts receivable	127,389	(56,185)
Advances	10,178	(17,010)
Inventory	(615)	(1,784)
Prepaid expenses	(5,573)	(25,289)
Other assets	(3,250)	(688)
Accounts payable	125,828	43,990
Accrued expenses	10,219	21,490
Customer deposits	-	17,780
Warranty liability	216	4,014
Other payables	3,696	587
Loans payable to shareholders	169,344	237,020
Payments on loans payable to shareholders	(5,360)	(50,850)
Accrued interest (related parties)	8,507	5,341

Net cash used in operating activities	(205,673)	(79,162)

Cash flows from investing activities:

Purchase of property and equipment	(13,082)	(3,409)

Net cash used in investing activities	(13,082)	(3,409)

Cash flows from financing activities:
Payments on long-term debt	(3,046)	(2,918)
Proceeds from convertible notes payable	120,000	60,000

Net cash flows provided by financing activities	116,954	57,082

Decrease in cash	(101,801)	(25,489)

Cash at beginning of period	111,741	27,550

Cash at end of period	$9,940	$2,061

Cash paid for:

Interest	$36,824	$6,766
Interest (related parties)	$7,334	$5,958

Non-cash activities:

Capital lease entered into for purchase of property and equipment	$-	$15,651
Preferred stock issued for shareholder loans	$25,000	$-
Debt discount from beneficial conversion feature	$51,427	$25,714

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2012 and June 30, 2011

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Firemans Contractors, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on August 21, 2009.  Firemans Contractors is a full service contracting company specializing in commercial painting and parking lot maintenance services.

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2011. The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012.

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

NOTE 4.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Mar. 31, 2012	Jun. 30, 2011

Paint and materials	$4,916	$4,301

Total inventory	$4,916	$4,301

The inventory consists primarily of paint and pre-fabricated items used in parking lot maintenance, and is valued at a lower of cost or market value.

NOTE 5.  PREPAID EXPENSES

As of March 31, 2012, the balance of prepaid expenses was $9,521, representing consulting and contract labor. As of June 30, 2011, the balance of prepaid expenses was $3,948, representing $1,152 of advertising and $2,796 of contract labor.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2012 and June 30, 2011

NOTE 6.  WARRANTIES

The Company warrants the work for one year after completion of a project.  Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months.  As of March 31, 2012 and June 30, 2011, the balances of warranty liability were $8,029 and $7,813, respectively.  Warranty expenses for the three months ended March 31, 2012 and 2011, were $162 and $520, respectively; and for the nine months ended March 31, 2012 and 2011, were $4,408 and $4,014, respectively.  Warranty expenses are included in the Cost of revenues on the Statements of Operations.

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

On January 18, 2011, the Company received $60,000 as the first advance under the Note.  The Company recorded $25,714 related to the deemed beneficial conversion feature of this advance, of which $13,416 has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2012.  As of March 31, 2012, the balance of interest accrued under the note was $6,156.

On April 12, 2011, the Company received $60,000 as the second advance under the Note.  The Company recorded $25,714 related to the deemed beneficial conversion feature of this advance, of which $18,150 has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2012.  As of March 31, 2012, the balance of interest accrued under the note was $6,156.

On November 1, 2011, the Company received $100,000 as the third advance under the Note.  The Company recorded $42,857 related to the deemed beneficial conversion feature of this advance, of which $17,143 has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2012.  As of March 31, 2012, the balance of interest accrued under the note was $10,260.

On March 27, 2012, the Company received $20,000 as the fourth advance under the Note.  The Company recorded $8,570 related to the deemed beneficial conversion feature of this advance.

NOTE 8.  LONG-TERM DEBT

In September of 2009 the Company borrowed $20,326 in order to purchase a truck.  The note is secured by the truck, and bears 4.9% interest, with a 60 months repayment term.  The note balances at March 31, 2012 and June 30, 2011, were $10,583 and $13,629, respectively. Principal payments for the nine months ended March 31, 2012 and 2011 were $3,046 and $2,619, respectively.  Interest expense for the corresponding periods was $455 and $582.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2012 and June 30, 2011

NOTE 8. LONG-TERM DEBT - continued

As of March 31, 2012, maturities of the long-term debt for the next four fiscal years were as follows:

2012	$1,062
2013	4,314
2014	4,530
2015	677
Total	$10,583

NOTE 9.  RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2012 and 2011, the Company accrued $97,000 and $189,000, respectively, in salaries payable to its officers and major shareholders, which are reflected in notes payable to those shareholders. $66,600 of current and $28,400 of accrued salaries were paid during the first nine months of fiscal 2012.

As of March 31, 2012 and June 30, 2011, the balances of shareholder notes were $522,661 and $383,677, respectively. The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  As of March 31, 2012 and June 30, 2011, accrued interest payable on the notes was $13,359 and $4,852, respectively. Interest paid during the nine months ended March 31, 2012 and 2011, was $7,334 and $5,958, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company leases its location under a 12 month agreement, which started in September of 2011.  As of March 31, 2012, future minimum annual rents under this agreement are as follows:

2012	$9,750
2013	6,500

Total	$16,250

The Company decided to vacate its previous location, leased under a three year agreement, which started in November of 2010. While attempting to sub-lease these premises, it is continuing to make monthly rent payments.  On March 12, 2012, a termination agreement has been reached with the landlord, and the Company was relieved of any future obligations.

Rent expense for the three months ended March 31, 2012 and 2011, was $11,916 and $1,377, respectively; and for the nine months ended March 31, 2012 and 2011, was $34,034 (including $6,067 of early termination penalty) and $3,442, respectively.  Rent expense is reflected in general and administrative expenses in the accompanying statements of operations.

NOTE 11.  OPERATING SEGMENTS

During the period from inception through March 31, 2012, the Company operated as a single business segment.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2012 and June 30, 2011

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

NOTE 13.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $956,848 and an accumulated deficit of $1,438,933 at March 31, 2012, and a net loss of $707,775 and negative operating cash flows of $205,673 for the nine months ended March 31, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 14.  SUBSEQUENT EVENTS

On April 8, 2012, the Company issued a convertible promissory note in the amount of $25,000, bearing interest at a rate of 20% per annum. The note is secured by the Company’s Accounts Receivable, and matures on December 1, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a 30% discount to the market price, at the point of conversion.

In April and May of 2012, the Company issued 2,727,273 shares of common stock in partial satisfaction of the balance outstanding under the convertible note payable, originated in January of 2011, in the amount of $40,000.

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

Operating Results

For the three month periods ended March 31, 2012 and 2011, we have generated revenues of $102,005 and $130,358, respectively, and incurred net losses for the same periods of $243,643 and $157,196.

For the nine month periods ended March 31, 2012 and 2011, we have generated revenues of $544,111 and $521,675, respectively, and incurred net losses for the same periods of $707,775 and $301,890.

As of March 31, 2012, the Company had assets of $124,184, and total liabilities of $1,019,062.  As of June 30, 2011, the Company had assets of $353,846, and total liabilities of $617,376.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2012 and June 30, 2011, the Company had $9,940 and $111,741 of cash, respectively. Sales of our common stock and borrowings under the convertible note agreement have been the primary source of these funds.

We are presently able to meet our obligations as they come due.  At March 31, 2012, we had a working capital deficit of $956,848, which included $536,020 owed to related parties, mainly for accrued compensation.

In January of 2011 we secured a line of credit, by executing a Convertible Note Agreement.  Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on the outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at a 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2013 (one year term, with one year extension), unless the agreement is further extended, with the consent of both parties.  As of March 31, 2012, the Company received $240,000 in four separate installments. We believe this line of credit should be sufficient to ensure that the Company is able to meet its obligations for the next 12 months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. During the quarter ended on March 31, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
04/24/12	727,273	Common Stock	Debt Conversion - $20,000	Reg. D	None
05/07/12	2,000,000	Common Stock	Debt Conversion - $20,000	Reg. D	None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

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

FIREMANS CONTRACTORS, INC.

Date: May 15, 2012	By:	/s/ Renee Gilmore
Renee Gilmore
Principal Executive Officer

Date: May 15, 2012	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)