Form 10-K
period 2012-06-30
Firemans Contractors, Inc.
filed 2012-10-01
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter – $12,276,000.

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding on September 15, 2012, was 169,017,430.

The number of shares of the registrant’s Class A Convertible Preferred Stock, par value $1.00, outstanding on September 15, 2012, was 200,000.

The number of shares of the registrant’s Class B Convertible Preferred Stock, par value $1.00, outstanding on September 15, 2012, was 2,000,000.

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

Our vision is to develop a franchise system based upon the Company’s current business model, offering parking lot maintenance services in the commercial markets throughout the United States. Company’s first franchise began operations on July 1, 2012, in the Dallas-Fort Worth area of Texas.

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

ITEM 1.  BUSINESS - continued

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

Certapro Painters is a residential and commercial painting franchise.  Currently the largest painting company in North America with over 280 franchise owners in US and Canada.  Their franchise requires an initial investment between $129,000 - $156,000, with a required liquid capital of $50,000 and net worth of $200,000.

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

The Painting Pros is a publicly traded company that focuses on residential, commercial, industrial and new construction painting.  They target middle to high-income consumers as well as National and Regional commercial accounts with companies like Home Depot, Marriot, Holiday Inn, Gap and Banana Republic.  They require a liquid capital of $40,000, with a total investment of $29,000 - $109,000.  This company is located in the southeast area of the US.

Sources and Availability of Products and Supplies

We believe there are no constraints on the sources or availability of products and supplies related to our business.

Dependence on One or A Few Major Customers

We do not anticipate dependence on one or a few major customers into the foreseeable future.

ITEM 1.  BUSINESS - continued

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

For the fiscal years 2012 and 2011, we have incurred total net losses of $1,312,665. Though we have generated revenues of $1,484,114 for the same period, we anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

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

Our common stock is currently quoted on the OTC Bulletin Board under the trading symbol “FRCN.” The market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

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

As of September 15, 2012, our insiders beneficially own approximately 23% of our stock, and have approximately 74% of the voting power. As a result, our executive officers, directors and affiliated persons, if some or all of them acted in concert, would have the ability to control our company and determine the outcome of matters requiring security holder approval, including being able to:

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

We are authorized to issue up to 400,000,000 shares of common stock, of which 169,017,430 shares are issued and outstanding. We are authorized to issue up to 250,000 shares of Class A convertible preferred stock, of which 200,000 shares are issued and outstanding.  We are authorized to issue up to 5,000,000 shares of Class B convertible preferred stock, of which 2,000,000 shares are issued and outstanding.  Our Board of Directors has the authority to cause us to issue additional shares of stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. Any sale of stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting for all our current operations. The process of implementing our internal controls and complying with Section 404 will be expensive and time - consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the Securities and Exchange Commission, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

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

ITEM 1A.  RISK FACTORS - continued

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the OTC Bulletin Board (”OTCBB”) under the symbol “FRCN” on September 19, 2011.  The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Period	High	Low

September 19, 2011 - September 30, 2011	$0.16	$0.10
October 1, 2011 - December 31, 2011	$0.17	$0.06
January 1, 2012 - March 31, 2012	$0.13	$0.03
April 1, 2012 - June 30, 2012	$0.07	$0.002

Prices may represent inter-dealer prices without retail markup, markdowns, or commissions, and may not represent actual transactions.

Holders

As of September 15, 2012, there were 127 stockholders of record of our stock. Some holders of our common stock are “street name” or beneficial holders, whose shares are held by brokers and other financial institutions.

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

Unregistered Sales of Equity Securities.

Information regarding unregistered sales not included in previous reports:
				Exemption
				From	Terms of
Date				Regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
08/16/11	200,000	Class A Convertible Preferred Stock	Debt conversion - $25,000	Reg. D	1 share of Class A Convertible Preferred Stock is convertible into 10 shares of Common Stock
04/24/12	727,273	Common Stock	Debt conversion - $20,000	Reg. D	None
05/07/12	2,000,000	Common Stock	Debt conversion - $20,000	Reg. D	None
05/17/12	6,349,207	Common Stock	Debt conversion - $20,000	Reg. D	None
07/06/12	2,000,000	Class B Convertible Preferred Stock	Exchange for 20,000,000 shares of Common Stock	Reg. D	1 share of Class B Convertible Preferred Stock is convertible into 10 shares of Common Stock
08/15/12	28,636,363	Common Stock	Debt conversion - $31,500	Reg. D	None
08/29/12	28,406,206	Common Stock	Debt conversion - $29,827	Reg. D	None
08/30/12	6,000,000	Common Stock	Services	Reg. D	None
08/31/12	8,147,746	Common Stock	Debt conversion - $15,000	Reg. D	None
09/07/12	28,570,635	Common Stock	Debt conversion - $37,142	Reg. D	None

ITEM 6.  SELECTED FINANCIAL DATA

We have derived the following selected financial information as of June 30, 2012 and 2011, and for the fiscal years then ended from our audited financial statements included in Item 8 of this annual report. The selected financial information below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and our audited financial statements and related notes included in Item 8 of this annual report.

		Inception
	Fiscal	Fiscal
	Year Ended	Year Ended
Statement of Operations	June 30, 2012	June 30, 2011

Revenues	$702,295	$781,819

Operating Loss	$(726,403)	$(352,792)

Net Loss	$(903,674)	$(408,991)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	81,396,308	61,878,630

	June 30,	June 30,
Balance Sheet Data	2012	2011

Total Assets	$158,410	$353,846
Total Liabilities	1,168,255	617,376
Total Stockholders’ Deficit	(1,009,845)	(263,530)
Total Liabilities and Stockholders' Deficit	158,410	353,846

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

Effective August 16, 2011 the Company filed an amendment with the Nevada Secretary of State to authorize Class A convertible preferred stock in the amount of 250,000 shares at $1.00 par value.  Class A shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class A stock is ranked senior and prior to the Corporation’s common stock as to dividends and upon liquidation. Class A shares have liquidation rights of $10 per share, and are entitled to 1,000 votes each, on any matters requiring shareholders’ vote. One share of Class A stock can be converted into 10 shares of common stock at any time, upon demand from of the holder. Copies of the Amendment to the Article of Incorporation and of the Certificate of Designation for Class A convertible preferred stock are attached as exhibits to this filing.

Subsequent to fiscal year end, effective July 6, 2012, the Company filed an amendment with the Nevada Secretary of State to authorize Class B convertible preferred stock in the amount of 5,000,000 shares at $0.001 par value.  Class B shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class B stock is ranked junior and subsequent to Class A convertible preferred stock, but senior and prior to the Corporation’s common stock as to dividends and upon liquidation. Class B shares have liquidation rights of $0.10 per share, and are entitled to 100 votes each, on any matters requiring shareholders’ vote. One share of Class B stock can be converted into 10 shares of common stock at any time, upon demand from the holder. Copies of the Amendment to the Article of Incorporation and of the Certificate of Designation for Class B convertible preferred stock are attached as exhibits to this filing.

Effective August 3, 2012, the Company filed an amendment with the Nevada Secretary of State to increase number of authorized Common Stock from 200,000,000 to 400,000,000 shares. Copy of the Amendment to the Article of Incorporation is attached as exhibit to this filing.

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

Operating Results

For the fiscal years ended June 30, 2012 and 2011, we have generated revenues of $702,295 and $781,819, respectively. Net losses for the same periods were $903,674 and $408,991.

For the fiscal years ended June 30, 2012 and 2011, costs of revenues were $597,137 and $520,512, respectively.

For the fiscal years ended June 30, 2012 and 2011, operating losses were $726,403 and $352,792.

As of June 30, 2012 and 2011, the Company had assets of $158,410 and $353,846, respectively; and total liabilities of $1,168,225 and $617,376, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of June 30, 2012 and 2011, the Company had $7,008 and $111,741 of cash, respectively. Loans and sales of our common stock have been the primary source of these funds.

We are presently able to meet our obligations as they come due.  At June 30, 2012, we had a working capital deficit of $1,071,378, which included $567,428 owed to related parties, mainly for accrued compensation. At June 30, 2011, we had a working capital deficit of $318,783, which included $388,529 owed to related parties, mainly for accrued compensation.

In January of 2011 we secured a line of credit, by executing a Convertible Note Agreement.  Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on the outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at a 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2013, unless the agreement is extended, with the consent of both parties.  During the fiscal years ended June 30, 2012 and 2012, the Company received $140,000 and $120,000, respectively, as advances under this agreement. $60,000 of the balance owed under the agreement was converted into common stock during the last quarter of fiscal year 2012. We believe this line of credit should be sufficient to ensure that the Company is able to meet its obligations for the next 12 months.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Firemans Contractors, Inc.

We have audited the accompanying balance sheets of Firemans Contractors, Inc. (the “Company”), as of June 30, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years in the two year period ended June 30, 2012.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, as of June 30, 2012, the Company has an accumulated deficit of $1,634,832 and negative working capital of $1,071,378, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas
October 1, 2012

Firemans Contractors, Inc.
Balance Sheets

	Jun. 30, 2012	Jun. 30, 2011
ASSETS

Current assets

Cash	$7,008	$111,741
Accounts receivable	66,966	158,904
Advances	-	10,178
Inventory	4,499	4,301
Prepaid expenses	13,533	3,948

Total current assets	92,006	289,072

Property and equipment, less accumulated depreciation of	62,466	64,086
$34,276 and $17,075, respectively
Other assets	3,938	688

TOTAL ASSETS	$158,410	$353,846

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$224,931	$49,169
Accrued expenses	76,412	67,182
Accrued interest (related parties)	14,962	4,852
Warranty liability	7,034	7,813
Other payables	20,888	2,620
Current portion of long-term debt	4,314	4,108
Convertible notes payable, net of unamortized beneficial conversion
features and debt discount of $65,001 and $31,566, respectively	229,650	88,434
Derivative liability	32,727	-
Loans payable to shareholders	552,466	383,677

Total current liabilities	1,163,384	607,855

Long-term debt, net of current maturities	4,871	9,521

Total liabilities	1,168,255	617,376

Commitments and contingencies

Stockholders' deficit

250,000 shares Class A Convertible preferred stock
authorized at $1.00/par value ($10 liquidation preference)
200,000 and 0 issued and outstanding, respectively	200,000	-
400,000,000 shares common stock
authorized at $0.001/par value
89,256,480 and 80,180,000 issued and outstanding, respectively	89,256	80,180
Additional paid-in capital	335,731	387,448
Accumulated deficit	(1,634,832)	(731,158)

Total stockholders' deficit	(1,009,845)	(263,530)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$158,410	$353,846

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended
	Jun. 30, 2012	Jun. 30, 2011

Revenues	$702,295	$781,819
Cost of revenues (exclusive of
depreciation shown separately below)	597,137	520,512
Sales and marketing expenses	171,305	85,154
General and administrative expenses	643,055	517,444
Depreciation and amortization	17,201	11,501

Total operating expenses	1,428,698	1,134,611

Operating loss	(726,403)	(352,792)

Other income/(loss)
Interest income	5	10
Interest expense (related parties)	(22,522)	(16,345)
Interest expense	(154,754)	(39,864)

Total other loss	(177,271)	(56,199)

Loss before taxes	(903,674)	(408,991)

Income tax (expense) benefit	-	-

Net loss	$(903,674)	$(408,991)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average
number of common shares outstanding	81,396,308	61,878,630

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders' Deficit
For the Fiscal Years Ended June 30, 2012 and 2011

			Class A Convertible		Additional
	Common stock		preferred stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance June 30, 2010	60,180,000	$60,180	-	$-	$106,020	$(322,167)	$(155,967)

Stock issued for cash @ $0.0125/sh. May. 2011	20,000,000	20,000			230,000		250,000
Beneficial conversion features					51,428		51,428
Net loss						(408,991)	(408,991)

Balance June 30, 2011	80,180,000	80,180	-	-	387,448	(731,158)	(263,530)

Stock issued for shareholder loans @ $0.125/sh. Aug. 2011			200,000	200,000	(175,000)		25,000
Stock issued for note conv. @ $0.0125/sh. Apr. 2012	727,273	727			19,273		20,000
Stock issued for note conv. @ $0.0125/sh. May. 2012	2,000,000	2,000			18,000		20,000
Stock issued for note conv. @ $0.00315/sh. May. 2012	6,349,207	6,349			13,651		20,000
Beneficial conversion features					72,359		72,359
Net loss						(903,674)	(903,674)

Balance June 30, 2012	89,256,480	$89,256	200,000	$200,000	$335,731	$(1,634,832)	$(1,009,845)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	Jun. 30, 2012	Jun. 30, 2011
Cash flows from operating activities:

Net loss	$(903,674)	$(408,991)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	17,201	11,501
Consulting expenses (stock)	-	31,250
Interest expense (stock)	29,652	-
Beneficial conversion feature amortization	68,014	19,862
Debt discount amortization	3,636	-

Change in operating assets and liabilities:
Accounts receivable	91,938	(145,397)
Advances	10,178	(10,178)
Inventory	(198)	(3,036)
Prepaid expenses	(9,585)	(2,796)
Other assets	(3,250)	(688)
Accounts payable	175,762	30,818
Accrued expenses	9,230	48,071
Warranty liability	(779)	5,811
Other payables	18,268	1,188
Loans payable to shareholders	232,344	252,000
Payments on loans payable to shareholders	(38,554)	(75,621)
Accrued interest (related parties)	10,110	2,658

Net cash used in operating activities	(289,707)	(243,548)

Cash flows from investing activities:

Purchase of property and equipment	(15,582)	(38,684)

Net cash used in investing activities	(15,582)	(38,684)

Cash flows from financing activities:
Payments on long-term debt	(4,444)	(3,577)
Proceeds from convertible notes payable	205,000	120,000
Issuance of common stock	-	250,000

Net cash flows provided by financing activities	200,556	366,423

Increase/(decrease) in cash and cash equivalents	(104,733)	84,191

Cash at beginning of period	111,741	27,550

Cash at end of period	$7,008	$111,741

Cash paid for:

Interest	$39,402	$18,442
Interest (related parties)	$12,412	$13,687

Non-cash activities:

Stock issued for loans and interest	$60,000	$-
Stock issued for shareholder loans and interest	$25,000	$-
Derivative liability and beneficial conversion features	$105,086	$51,428

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2012 and 2011

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Firemans Contractors, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on August 21, 2009.  Firemans Contractors is a full service painting company, focusing on residential, commercial and industrial parking lot striping, and parking lot maintenance services.

NOTE 2.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,071,378 and an accumulated deficit of $1,634,832 at June 30, 2012, and a net loss of $903,674 and negative operating cash flows of $289,707 for the fiscal year ended June 30, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2012 and 2011

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

c.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There are no restrictions on Company’s cash.  At June 30, 2012 and 2011, balances in Company’s cash accounts did not exceed federally insured limits.

d.  Accounts Receivable

Accounts receivable are stated at amounts management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts.  Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. As of June 30, 2012 and 2011, no allowances had been recorded.

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

Estimated useful lives:
Furniture, fixtures and equipment - 5 years
Software – 3 years

g.  Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and other payables approximate fair value due to their short maturities. Carrying values of convertible notes payable, derivative liability and long-term debt approximate fair values as they approximate market rates of interest. None of our financial instruments are held for trading purposes.

h.  Revenue Recognition

The Company’s revenue consists of payments for painting and maintenance services, and is recognized only when all of the following criteria have been met:

(i)	Persuasive evidence for an agreement exists;
(ii)	Services have been performed;
(iii)	The fee is fixed or determinable; and
(iv)	Collectability is reasonably assured.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2012 and 2011

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

i.  Warranties

The Company warrants the work for one year after completion of a project.  Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months.  As of June 30, 2012 and 2011, the balances of warranty liability were $7,034 and $7,813, respectively.  Warranty expenses for the fiscal years ended June 30, 2012 and 2011, were $3,951 and $5,811, respectively, and are included in the Cost of revenues on the Statements of Operations.

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

m.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and accounts receivable. The cash is on deposit with a large federally insured bank. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2012, approximately 52% of accounts receivable were concentrated with two customers. As of June 30, 2011, approximately 76% of our accounts receivable were concentrated with three customers. The Company believes its credit policies are prudent and reflect normal industry terms and business risks.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2012 and 2011

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

n.  Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 became effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on the Company’s financial statements.

On June 16, 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to report items of other comprehensive income on either part of a single contiguous statement of comprehensive income or in a separate statement of comprehensive income immediately following the statement of income. On December 23, 2011, the FASB issued an update to this pronouncement, ASU No. 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. While early adoption is permitted, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. Presently, the Company does not have any transactions which require the reporting of comprehensive income; therefore, the Company does not anticipate any material impact from this pronouncement.

On December 16, 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Application of ASU 2011-11 is required for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company does not expect the adoption of this amendment to have a material impact on its financial statements.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2012 and 2011

NOTE 4.  INVENTORY

At each year end, respectively, the Company had the following inventory:

	Jun. 30, 2012	Jun. 30, 2011

Paint and materials	$4,499	$4,301

Total inventory	$4,499	$4,301

The inventory consists primarily of paint and pre-fabricated items used in parking lot maintenance, and is valued at a lower of cost or market value.

NOTE 5.  PREPAID EXPENSES

As of June 30, 2012, the balance of prepaid expenses was $13,533, representing $8,770 of consulting and $4,763 of contract labor, materials and equipment rentals. As of June 30, 2011, the balance of prepaid expenses was $3,948, representing $1,152 of advertising and $2,796 of contract labor.

NOTE 6.  FAIR VALUE MEASUREMENTS

Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

•	Level 1 — quoted prices for identical assets or liabilities in active markets.

•
Level 2 — quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 — unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

Derivative liability, described in Note 7 is classified as Level 2, and the Company incurred no gain or loss in the current fiscal year as a result of this liability.

NOTE 7.  CONVERTIBLE NOTES PAYABLE

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

On January 18, 2011, the Company received $60,000 as the first advance under the Note.  The Company recorded $25,714 related to the deemed beneficial conversion feature of this advance, of which $13,416 and $12,298 have been amortized to interest expense in the accompanying statements of operations for the fiscal years ended June 30, 2012 and 2011, respectively.

On April 12, 2011, the Company received $60,000 as the second advance under the Note.  The Company recorded $25,714 related to the deemed beneficial conversion feature of this advance, of which $18,150 and $7,564 have been amortized to interest expense in the accompanying statements of operations for the fiscal years ended June 30, 2012 and 2011.

On November 1, 2011, the Company received $100,000 as the third advance under the Note.  The Company recorded $42,857 related to the deemed beneficial conversion feature of this advance, of which $25,714 has been amortized to interest expense in the accompanying statements of operations for the fiscal year ended June 30, 2012.

On March 27, 2012, the Company received $20,000 as the fourth advance under the Note. The Company recorded $3,148 related to the deemed beneficial conversion feature of this advance, of which $1,049 has been amortized to interest expense in the accompanying statements of operations for the fiscal year ended June 30, 2012.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2012 and 2011

NOTE 7.  CONVERTIBLE NOTES PAYABLE - continued

On May 4, 2012, the Company received $20,000 as the fourth advance under the Note. The Company recorded $1,584 related to the deemed beneficial conversion feature of this advance, of which $396 has been amortized to interest expense in the accompanying statements of operations for the fiscal year ended June 30, 2012.

During April and May of 2012, $60,000 outstanding under the Note was converted into 9,076,480 shares of common stock of the company, representing $30,348 of principal and $29,652 of interest.

As of June 30, 2012 and 2011, combined principal balances outstanding under the Note were $209,223 and $88,434, respectively; net of unamortized beneficial conversion features of $20,429 and $31,566, respectively.  Balances of interest accrued under the Note as of June 30, 2012 and 2011, were $14,501 and $1,560, respectively.

On April 8, 2012, the Company issued a convertible promissory note in the amount of $25,000, bearing interest at a rate of 20% per annum. The note is unsecured and matured on December 1, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $24,770 related to the deemed beneficial conversion feature of this note, of which $9,289 has been amortized to interest expense in the accompanying statements of operations for the fiscal year ended June 30, 2012.  As of June 30, 2012, the principal balance remained unchanged, and accrued interest balance was $1,109.

On May 25, 2012, the Company issued a convertible promissory note in the amount of $40,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on April 17, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the Note should be accounted for as a convertible note derivative liability, and recorded at its fair value. As of June 30, 2012, balance of derivative liability was $32,727. During the fiscal year ended June 30, 2012, $3,636 of debt discount was expensed on the accompanying statement of operations as interest expense, leaving the balance of $29,091 at the end of the year.

NOTE 8.  LONG-TERM DEBT

In September of 2009 the Company borrowed $20,326 in order to purchase a truck.  The note is secured by the truck, and bears 4.9% interest, with a 60 month repayment term.  The note balances at June 30, 2012 and 2011, were $9,185 and $13,629, respectively.  Principal payments for the fiscal years ended June 30, 2012 and 2011, were 4,444 and $3,577, respectively.  Interest expenses for the corresponding periods were $613 and $702.

Subsequent to fiscal year end, on July 1, 2012, the truck was sold to a franchisee for the remainder of liability.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2012 and 2011

NOTE 9.  RELATED PARTY TRANSACTIONS

For the fiscal years ended June 30, 2012 and 2011, the Company accrued $252,000, each, in salaries payable to its officers and major shareholders, which are reflected in notes payable to those shareholders. $90,400 and $37,800 of accrued salaries were paid during the respective years.

As of June 30, 2012 and 2011, the balances of shareholder notes were $552,466 and $383,677, respectively. The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  As of June 30, 2012 and 2011, accrued interest payable on the notes was $14,962 and $4,852, respectively. Interest paid during the fiscal years ended June 30, 2012 and 2011, was $12,412 and $13,687, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company leases its location under a 12 month agreement, which started in September of 2011.  For the fiscal years following June 30, 2012, future minimum annual rents under this agreement are as follows:

2013	$6,500

Total	$6,500

Rent expenses for the fiscal years ended June 30, 2012 and 2011, were $47,723 and $5,507, respectively, reflected in general and administrative expenses in the accompanying statements of operations.

NOTE 11.  OPERATING SEGMENTS

During the period from inception through June 30, 2012, the Company operated as a single business segment.

NOTE 12.  INCOME TAXES

For the period from inception (August 21, 2009) through June 30, 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

Reconciliation of income tax expense to the provision for income taxes is as follows:

	June 30, 2012	June 30, 2011

Federal income tax expense at statutory rate	$306,693	$139,057
State income taxes, net of federal benefit	9,020	4,090
Permanent differences	(32,354)	(7,828)
Change in valuation allowance	(283,359)	(135,319)

Income tax provision	$-	$-

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2012 and 2011

NOTE 12.  INCOME TAXES - continued

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	June 30, 2012	June 30, 2011

Deferred tax assets:
Accrued liabilities	$231,845	$143,236
Net operating loss carryforwards	310,620	107,595

Total deferred tax assets	542,465	250,831

Deferred tax liabilities:
Prepaid expenses	-	(403)
Property and equipment	(4,425)	(2,701)

Total deferred tax liabilities	(4,425)	(3,104)

Net deferred tax assets before valuation allowance	538,040	247,727
Less: Valuation allowance	(538,040)	(247,727)
Net deferred tax assets	$-	$-

As of June 30, 2012, we had net operating loss carryforwards of $887,485 available to offset future regular, alternative minimum and foreign taxable income, if any. This loss can be carried forward for up to 20 years. Changes in our ownership may lead to restrictions in respect of the availability and use of this tax loss.

Tax returns for the years ended June 30, 2010, 2011 and 2012 are open to examination by the major taxing jurisdictions to which the Company is subject. No penalties or interest have been assessed on any returns filed by the Company.
FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to record or disclose in the notes to the financial statements.

NOTE 13.  COMMON STOCK

Under the registration statement (Form S-1), which became effective May 3, 2011, the Company sold, under subscriptions, 20,000,000 shares of common stock for a cash consideration of $250,000.

During April and May of 2012, the Company issued 9,076,480 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $60,000. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2012 and 2011

NOTE 14.  PREFERRED STOCK

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

NOTE 15.  SUBSEQUENT EVENTS

Effective July 6, 2012, the Company filed an amendment with the Nevada Secretary of State to authorize Class B convertible preferred stock in the amount of 5,000,000 shares at $0.001 par value.  Class B shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class B stock is ranked junior and subsequent to Class A convertible preferred stock, but senior and prior to the Corporation’s common stock as to dividends and upon liquidation. Class B shares have liquidation rights of $0.10 per share, and are entitled to 100 votes each, on any matters requiring shareholders’ vote. One share of Class B stock can be converted into 10 shares of common stock at any time, upon demand from the holder.

On July 6, 2012, Renee Gilmore, our President, CEO and Director, and Danielle O’Neal, our Secretary and Director, each, exchanged 10,000,000 shares of common stock for 1,000,000 shares of Class B convertible preferred stock, based on the conversion ratio designated for Class B shares.

Effective August 3, 2012, the Company filed an amendment with the Nevada Secretary of State to increase number of authorized Common Stock from 200,000,000 to 400,000,000 shares.

Effective July 1, 2012 the Company sold its first franchise. Out of the total $35,000 franchise  fee, $28,000 were financed under a note, with a term of 38 months, and annual interest rate of 7%. The Company also sold to the franchisee various equipment, with the net basis of $19,315, for $6,000 in cash, and $9,185 in assumed liabilities.

On July 13, 2012, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on March 29, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the Note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $26,591.

During August and September of 2012, the Company issued 93,760,950 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $112,850.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined by Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. Based upon that evaluation, as required by Rule 15d-15(b), our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting is effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Registrant

The name, age and position of each of our directors and executive officers as of June 30, 2012 are as follows:

Name	Age	Position
Renee Gilmore	39	President, Chief Executive Officer and Director
Nikolay Frolov	40	Chief Financial Officer, Treasurer and Director
Danielle O'Neal	39	Secretary and Director
Aaron Gilmore	39	Chief Operations Officer and Director
Scott O’Neal	42	Director

Ms. Renee Gilmore is our President, Chief Executive Officer and Director. Ms. Gilmore has served as our Director, President and CEO since our inception in August 2009.  From March 2003 until January 2007 Ms. Gilmore served as an independent top Sales Director and Trainer for Mary Kay Inc., with its headquarters located in Dallas, Texas. From January 2007 until August of 2009, she was a partner in a contractor company.  Renee attended the University of Nebraska at Omaha and earned an associate’s degree in Computer Science at Metropolitan Community College.

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

Mr. Nikolay Frolov, CPA, is our Chief Financial Officer, Treasurer and Director. He has served in these capacities since we were incorporated on August 21, 2009. Mr. Frolov has over 15 years of experience in accounting. Between 2008 and 2012, Mr. Frolov served as CFO and director of EVCARCO, Inc., a publicly traded company. Prior to 2008, Mr. Frolov was the assistant controller for Romacorp, Inc.  Prior to this role, Mr. Frolov was a manager for Travis, Wolff & Co., LLP. Mr. Frolov was a senior consultant with Taylor and Taylor, LLP from 1994-2006. Mr. Frolov graduated with honors from the University of Texas at Arlington with Bachelor’s and Master’s degrees in Accounting.

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

Code of Ethics

As of June 30, 2012, we had not adopted a Code of Ethics, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation paid by us to our officers for the fiscal yeara ended June 30, 2011 and 2012.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Renee Gilmore,
President, CEO	2011	60,000	-	-	-	-	-	-	60,000
and Director	2012	60,000	-	-	-	-	-	-	60,000
Nikolay Frolov,
CFO, Treasurer	2011	12,000	-	-	-	-	-	-	12,000
and Director	2012	12,000	-	-	-	-	-	-	12,000
Danielle O'Neal,
Secretary	2011	60,000	-	-	-	-	-	-	60,000
and Director	2012	60,000	-	-	-	-	-	-	60,000
Aaron Gilmore,
COO and	2011	60,000	-	-	-	-	-	-	60,000
Director	2012	60,000	-	-	-	-	-	-	60,000

During the fiscal years 2011and 2012, $37,800 and $90,400 of the compensation reported in the table above was paid. Remaining amounts represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Refer to the Notes to Financial Statements for more information.

Outstanding Equity Awards

No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at June 30, 2012 and 2011.

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

The following table summarizes all compensation awarded to, earned by or paid to our directors for all services rendered in all capacities to us for the fiscal years ended June 30, 2011 and 2012.

ITEM 11.  EXECUTIVE COMPENSATION - continued

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Renee Gilmore,
President, CEO	2011	60,000	-	-	-	-	-	-	60,000
and Director	2012	60,000	-	-	-	-	-	-	60,000
Nikolay Frolov,
CFO, Treasurer	2011	12,000	-	-	-	-	-	-	12,000
and Director	2012	12,000	-	-	-	-	-	-	12,000
Danielle O'Neal,
Secretary	2011	60,000	-	-	-	-	-	-	60,000
and Director	2012	60,000	-	-	-	-	-	-	60,000
Aaron Gilmore,
COO and	2011	60,000	-	-	-	-	-	-	60,000
Director	2012	60,000	-	-	-	-	-	-	60,000
Scott O'Neal,
Director	2011	60,000	-	-	-	-	-	-	60,000
	2012	60,000	-	-	-	-	-	-	60,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of September 15, 2012 for (1) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; (2) each of our executive officers; (3) each of our directors; and (4) all of our executive officers and directors as a group.

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

The percentage ownership information shown in the table below is calculated based on 191,017,430 shares of common stock, which includes 169,017,430 shares of our common stock issued and outstanding as of September 15, 2012; increased by 2,000,000 shares of common stock, representing the right to acquire beneficial ownership of the holders of 200,000 shares of Class A convertible preferred stock; further increased by 20,000,000 shares of common stock, representing the right to acquire beneficial ownership of the holders of 2,000,000 shares of Class B convertible preferred stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership		Percentage
Common Stock	Renee Gilmore,	20,455,000	(1)	10.97%
	President, Chief Executive Officer and Director	Direct
		500,000
		Indirect	(2)
Common Stock	Nikolay Frolov	2,800,000		1.57%
	Chief Financial Officer, Treasurer and Director	Direct
		200,000
		Indirect	(3)
Common Stock	Danielle O’Neal	19,900,000	(4)	10.95%
	Secretary and Director	Direct
		1,020,000
		Indirect	(5)
Common Stock	Aaron Gilmore	20,955,000		*
	Chief Operations Officer and Director	Indirect	(6)

Common Stock	Scott O’Neal, Director	20,920,000		*
		Indirect	(7)

	All Officers and Directors as a Group	44,875,000		23.49%
	Total Shares	191,017,430		100.00%

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(1) Includes the effect given to 1,000,000 shares of common stock, which can be acquired by converting 100,000 shares of Class A convertible preferred stock, and the effect given to 10,000,000 shares of common stock, which can be acquired by converting 1,000,000 shares of Class B convertible preferred stock, held by Ms. Gilmore.

(2) Reflects Ms. Gilmore’s indirect ownership in shares directly owned by her child.
(3) Reflects Mr. Frolov’s indirect ownership in shares directly owned by his children.

(4) Includes the effect given to 1,000,000 shares of common stock, which can be acquired by converting 100,000 shares of Class A convertible preferred stock, and the effect given to 10,000,000 shares of common stock, which can be acquired by converting 1,000,000 shares of Class B convertible preferred stock,, held by Ms. O’Neal.

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

As of June 30, 2012, $128,200 of the accrued salaries, described in the Executive Compensation section have been paid.  Remaining balances, along with miscellaneous advances to and from the Company constitute the balances of loans payable to shareholders.  The balance of the loans as of June 30, 2012 was $567,428, including $14,962 balance of interest accruing at 5% per year, on the outstanding balances.

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

On July 6, 2012, Renee Gilmore, our officer and director, acquired 1,000,000 shares of Class B convertible preferred stock, in exchange for 10,000,000 shares of common stock.

On July 6, 2012, Danielle O’Neal, our officer and director, acquired 1,000,000 shares of Class B convertible preferred stock, in exchange for 10,000,000 shares of common stock.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes the aggregate fees paid to our independent registered public accounting firm for the fiscal years ended June 30, 2012 and 2011:

	2011	2010

Audit fees	$27,593	$26,181
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$27,593	$26,181

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Worth, State of Texas, on October 1, 2012.

FIREMANS CONTRACTORS, INC.

By:	/s/ Renee Gilmore
Name: Renee Gilmore
Title: CEO, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 1, 2012.

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

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
3.3 3.4 3.5	Amendment to Articles of Incorporation (2) Amendment to Articles of Incorporation (3) Amendment to Articles of Incorporation (4)
4.1 4.2	Certificate of Designation (2) Certificate of Designation (3)
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
99.1	2011 Employees/Consultants Stock Compensation Plan (2)
____________

1. Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the SEC on September 15, 2010.
2. Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the SEC on September 28, 2011.
3. Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on July 12, 2012.
4. Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on August 8, 2012.
* Filed herewith.