Form 10-Q
period 2012-09-30
Firemans Contractors, Inc.
filed 2012-11-16
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-54802
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2012, there were 283,521,182 shares of Common Stock, $0.001 par value.

FIREMANS CONTRACTORS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREMANS CONTRACTORS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of September 30, 2012 (Unaudited) and June 30, 2012	F-2

Statements of Operations for the Three Months Ended September 30, 2012 and 2011 (Unaudited)	F-3

Statement of Stockholders' Deficit for the Three Months Ended September 30, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended September 30, 2012 and 2011 (Unaudited)	F-5

Condensed Notes to Financial Statements	F-6 to F-10

Firemans Contractors, Inc.
Balance Sheets

	Sep. 30, 2012	Jun. 30, 2012
	(Unaudited)
ASSETS

Current assets

Cash	$3,949	$7,008
Accounts receivable	74,710	66,966
Inventory	1,875	4,499
Prepaid expenses	-	13,533
Current portion of note receivable	8,435	-

Total current assets	88,969	92,006

Property and equipment, less accumulated depreciation of	41,490	62,466
$15,582 and $34,276, respectively
Note receivable	17,547	-
Other assets	3,938	3,938

TOTAL ASSETS	$151,944	$158,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$265,516	$224,931
Accrued expenses	66,252	76,412
Accrued interest (related parties)	19,921	14,962
Warranty liability	6,545	7,034
Other payables	8,756	20,888
Current portion of long-term debt	-	4,314
Convertible notes payable, net of unamortized beneficial conversion
features and debt discount of $71,349 and $65,001, respectively	170,197	229,650
Derivative liabilities	59,318	32,727
Loans payable to shareholders	608,907	552,466

Total current liabilities	1,205,412	1,163,384

Long-term debt, net of current maturities	-	4,871

Total liabilities	1,205,412	1,168,255

Commitments and contingencies

Stockholders' deficit

250,000 shares Class A Convertible preferred stock
authorized at $1.00/par value ($10 liquidation preference)
200,000 issued and outstanding	200,000	200,000
5,000,000 shares Class B Convertible preferred stock
authorized at $0.001/par value ($0.10 liquidation preference)
2,000,000 and 0 issued and outstanding, respectively	2,000	-
400,000,000 shares common stock
authorized at $0.001/par value
211,765,872 and 89,256,480 issued and outstanding, respectively	211,766	89,256
Additional paid-in capital	444,196	335,731
Accumulated deficit	(1,911,430)	(1,634,832)

Total stockholders' deficit	(1,053,468)	(1,009,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$151,944	$158,410

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

	Three Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$185,795	$236,948
Franchise fees and royalties	38,143	-
Cost of revenues (exclusive of
depreciation shown separately below)	143,760	198,897
Sales and marketing expenses	35,807	44,116
General and administrative expenses	226,383	157,549
Loss on sale of equipment	6,130	-
Depreciation and amortization	3,162	4,058

Total operating expenses	415,242	404,620

Operating loss	(191,304)	(167,672)

Other income/(loss)
Interest income	478	5
Interest expense (related parties)	(7,350)	(4,812)
Interest expense	(78,422)	(27,778)

Total other loss	(85,294)	(32,585)

Loss before taxes	(276,598)	(200,257)

Income tax (expense) benefit	-	-

Net loss	$(276,598)	$(200,257)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
number of common shares outstanding	114,097,839	80,180,000

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders' Deficit
For the Three Months Ended September 30, 2012

	Class A Convertible		Class B Convertible				Additional
	preferred stock		preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance June 30, 2012	200,000	$200,000	-	$-	89,256,480	$89,256	$335,731	$(1,634,832)	$(1,009,845)

Share Exchange Jul. 2012			2,000,000	2,000	(20,000,000)	(20,000)	18,000		-
Stock issued for services @ $0.0034/sh. Jul. 2012					3,000,000	3,000	7,200		10,200
Stock issued for note conv. @ $0.0011/sh. Aug. 2012					57,042,569	57,043	4,284		61,327
Stock issued for note conv. @ $0.0018/sh. Aug. 2012					8,147,746	8,148	6,852		15,000
Stock issued for services @ $0.008/sh. Aug. 2012					3,000,000	3,000	21,000		24,000
Stock issued for note conv. @ $0.0012/sh. Sep. 2012					71,319,077	71,319	14,276		85,595
Beneficial conversion features							36,853		36,853
Net loss								(276,598)	(276,598)

Balance September 30, 2012 (Unaudited)	200,000	$200,000	2,000,000	$2,000	211,765,872	$211,766	$444,196	$(1,911,430)	$(1,053,468)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

	Three Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(276,598)	$(200,257)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,162	4,058
Loss on sale of equipment	6,130	-
Consulting expenses (stock)	34,200	-
Interest expense (stock)	30,315	-
Beneficial conversion feature amortization	37,388	15,783
Debt discount amortization	19,709	-

Change in operating assets and liabilities:
Accounts receivable	(7,744)	35,329
Advances	-	1,988
Inventory	624	(5,221)
Prepaid expenses	13,533	(28,755)
Note receivable	(25,982)	-
Other assets	-	(3,250)
Accounts payable	40,585	47,848
Accrued expenses	(10,160)	(15,321)
Warranty liability	(489)	1,241
Other payables	(6,132)	(683)
Loans payable to shareholders	69,000	48,199
Payments on loans payable to shareholders	(12,559)	(11,400)
Accrued interest (related parties)	4,959	2,753

Net cash used in operating activities	(80,059)	(107,688)

Cash flows from investing activities:

Purchase of property and equipment	(1,500)	-

Net cash used in investing activities	(1,500)	-

Cash flows from financing activities:
Payments on long-term debt	-	(1,005)
Proceeds from convertible notes payable	78,500	-

Net cash flows provided by/(used in) financing activities	78,500	(1,005)

Decrease in cash and cash equivalents	(3,059)	(108,693)

Cash at beginning of period	7,008	111,741

Cash at end of period	$3,949	$3,048

Cash paid for:

Interest	$2,170	$11,755
Interest (related parties)	$2,391	$2,059

Non-cash activities:

Stock issued for loans and interest	$161,922	$-
Stock issued for shareholder loans and interest	$-	$25,000
Derivative liability and beneficial conversion features	$63,444	$-

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2012 and June 30, 2012

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Firemans Contractors, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on August 21, 2009.  Firemans Contractors is a full service painting company, focusing on residential, commercial and industrial parking lot striping, and parking lot maintenance services.

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2012. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013.

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

NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and other payables approximate fair value due to their short maturities. Carrying values of note receivable, convertible notes payable, derivative liability and long-term debt approximate fair values as they approximate market rates of interest. None of our financial instruments are held for trading purposes.

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

Derivative liabilities, described in Note 9, are classified as Level 2, and the Company incurred no gain or loss in the current fiscal year as a result of these liabilities.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2012 and June 30, 2012

NOTE 4.   FRANCHISE FEE RECOGNITION POLICY

The Company recognizes franchise fee revenue from an individual franchise sale when all of the following conditions have been met:

(i)	The Company has no remaining obligation or intent to refund any cash received or forgive any unpaid notes or receivables;
(ii)	Substantially all of the initial services required by the franchise agreement have been performed by us;
(iii)	No other material conditions or obligations related to the determination of substantial performance exist.

NOTE 5.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Sep. 30, 2012	Jun. 30, 2012

Paint and materials	$1,875	$4,499

Total inventory	$1,875	$4,499

The inventory consists primarily of paint and pre-fabricated items used in parking lot maintenance, and is valued at a lower of cost or market value.

NOTE 6.  PREPAID EXPENSES

As of September 30, 2012, the balance of prepaid expenses was $0.  As of June 30, 2012, the balance of prepaid expenses was $13,533, representing $8,770 of consulting and $4,763 of contract labor, materials and equipment rentals.

NOTE 7.  NOTE RECEIVABLE

Effective July 1, 2012 the Company sold its first franchise. Out of the total $35,000 franchise fee, $28,000 was financed under a note, with a term of 38 months, and annual interest rate of 7%. As of September 30, 2012, balance under the Note was $25,982.  Principal received for the three months ended September 30, 2012 was $2,018.  Interest income for the same period was $478.

NOTE 8.  WARRANTIES

The Company warrants the work for one year after completion of a project.  Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months.  As of September 30, 2012 and June 30, 2012, the balances of warranty liability were $6,545 and $7,034, respectively.  Warranty expenses for the three months ended September 30, 2012 and 2011, were -$34 and $4,224, respectively, which are included in the Cost of revenues on the Statements of Operations.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2012 and June 30, 2012

NOTE 9.  CONVERTIBLE NOTE PAYABLE

In January of 2011, the Company signed a Convertible Note agreement. Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2013 (extended term), unless the agreement is further extended, with consent of both parties.

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

On November 1, 2011, the Company received $100,000 as the third advance under the Note.  The Company recorded $42,857 related to the deemed beneficial conversion feature of this advance, of which $14,243 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012.

On March 27, 2012, the Company received $20,000 as the fourth advance under the Note. The Company recorded $3,148 related to the deemed beneficial conversion feature of this advance, of which $1,049 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012.

On May 4, 2012, the Company received $20,000 as the fifth advance under the Note. The Company recorded $1,584 related to the deemed beneficial conversion feature of this advance, of which $594 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012.

On August 22, 2012, the Company received $46,000 as the sixth advance under the Note. The Company recorded $36,853 related to the deemed beneficial conversion feature of this advance, of which $12,213 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012.

During April and May of 2012, $60,000 outstanding under the Note was converted into 9,076,480 shares of common stock of the company, representing $30,348 of principal and $29,652 of interest.

During August and September of 2012, $161,922 outstanding under the Note was converted into 136,509,392 shares of common stock of the company, representing $131,607 of principal and $30,315 of interest.

As of September 30 and June 30, 2012, combined principal balances outstanding under the Note were $114,862 and $209,223, respectively; net of unamortized beneficial conversion features of $29,183 and $20,429, respectively.  Balances of interest accrued under the Note as of September 30 and June 30, 2012, were $2,013 and $14,501, respectively.

On April 8, 2012, the Company issued a convertible promissory note in the amount of $25,000, bearing interest at a rate of 20% per annum. The note is unsecured and matures on December 1, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $24,770 related to the deemed beneficial conversion feature of this note, of which $9,289 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012.  As of September 30 and June 30, 2012, the principal balance remained unchanged, and accrued interest balances were $2,437 and $1,109, respectively.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2012 and June 30, 2012

NOTE 9. CONVERTIBLE NOTE PAYABLE - continued

On May 25, 2012, the Company issued a convertible promissory note in the amount of $40,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on February 21, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the Note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $32,727. As of September 30 and June 30, 2012, balances of the debt discount were $18,182 and $29,091, respectively. For the three months ended September 30, 2012, amortization of the debt discount was $10,909, reflected on the accompanying statements of operations as interest expense.

On July 13, 2012, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on March 29, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the Note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $26,591. As of September 30, 2012, balance of the debt discount was $17,791. For the three months ended September 30, 2012, amortization of the debt discount was $8,800, reflected on the accompanying statements of operations as interest expense.

NOTE 10.  LONG-TERM DEBT

In September of 2009 the Company borrowed $20,326 in order to purchase a truck.  The note is secured by the truck, and bears 4.9% interest, with a 60 months repayment term.  The note balance at June 30, 2012 was $9,185.

On July 1, 2012, the truck and a trailer, with the combined net basis of $13,393, were sold to our franchisee, and the balance of liability assigned to them.  In the same transaction, three painting machines, with the combined net basis of $5,922, were sold for $4,000.  Remainder of the $6,000 cash deposit received from the franchisee prior to June 30, 2012, was used for inventory.

NOTE 11.  RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2012 and 2011, the Company accrued $69,000 and $63,000, respectively, in salaries payable to its officers and major shareholders, which are reflected in notes payable to those shareholders.

As of September 30 and June 30, 2012, the balances of shareholder notes were $608,907 and $552,466, respectively. The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  As of September 30 and June 30, 2012, accrued interest payable on the notes was $19,921 and $14,962, respectively. Interest paid during the three months ended September 30, 2012 and 2011, was $2,391 and $2,059, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2012 and June 30, 2012

NOTE 12.  COMMITMENTS AND CONTINGENCIES

The Company leases its location under a 12 month agreement, which was renewed in October of 2012.  For the fiscal years following September 30, 2012, future minimum annual rents under this agreement are as follows:

2013	$29,250
2014	9,750

Total	$39,000

Rent expenses for the three months ended September 30, 2012 and 2011, were $6,748 and $9,916, respectively.

NOTE 13.  OPERATING SEGMENTS

During the period from inception through June 30, 2012, the Company operated as a single business segment. Starting July 1, 2012 Franchise segment was added.  Table below reflects segment information for the first quarter of fiscal year 2013:

	Operations	Franchise	Total
Three Months Ended September 30, 2012
Revenues	$185,795	$-	$185,795
Franchise fees		35,000	35,000
Royalties		3,143	3,143
Total Revenues	$185,795	$38,143	$223,938

Cost of revenues	$143,760	$-	$143,760
Sales and marketing expenses	18,267	17,540	35,807
General and administrative expenses	209,680	16,703	226,383
Depreciation and amortization	3,162	-	3,162
Interest income	-	478	478
Net income/(loss)	(280,974)	4,376	(276,598)

As of June 30, 2012
Property and equipment, net	$41,490	$-	$41,490
Total assets	125,962	25,982	151,944

NOTE 14.  PREFERRED STOCK

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

NOTE 15.  COMMON STOCK

Effective August 3, 2012, the Company filed an amendment with the Nevada Secretary of State to increase number of authorized Common Stock from 200,000,000 to 400,000,000 shares.

During July and August of 2012, the Company issued 6,000,000 shares of common stock for consulting services, valued at $34,200.

During August and September of 2012, the Company issued 136,509,392 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $161,922.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2012 and June 30, 2012

NOTE 16.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,116,443 and an accumulated deficit of $1,911,430 at September 30, 2012, and a net loss of $276,598 and negative operating cash flows of $80,059 for the three months ended September 30, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 17.  SUBSEQUENT EVENTS

On October 2, 2012, the Company issued a convertible promissory note in the amount of $42,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on June 13, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the Note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $34,772.

During October and November of 2012, the Company issued 90,100,310 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $48,323.

On October 9, 2012, Renee Gilmore, our President, CEO and Director, exchanged 9,455,000 shares of common stock for 945,500 shares of Class B convertible preferred stock, based on the conversion ratio designated for Class B shares.

On October 9, 2012, Danielle O’Neal, our Secretary and Director, exchanged 8,890,000 shares of common stock for 889,000 shares of Class B convertible preferred stock, based on the conversion ratio designated for Class B shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may", "will", "could", "should", "project", "believe", "anticipate", "expect", "plan", "estimate", "forecast", "potential", "intend", "continue", and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business" in our Annual Report on Form 10-K. These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-Q.

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

Overview

Firemans Contractors, Inc. was incorporated on August 21, 2009 in the State of Nevada.  The Company is a full-service contractor, specializing in parking lot maintenance services.

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

On July 1, 2012, first franchisee of the Firemans Contractors® concept began operations in North Texas.

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

●
Franchise Development – Marketing the Firemans Contractors® franchise concept and licensing of Company’s Service Marks, with the short-term objective of establishing ten new franchisees during fiscal year 2013.

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

Operating Results

For the three month periods ended September 30, 2012 and 2011, we have generated revenues of $223,938 and $236,948, respectively. Amount for the first quarter of fiscal year 2013 includes $38,143 of revenues from franchising. We’ve incurred net losses for the same periods of $276,598 and $200,257.

As of September 30, 2012, the Company had assets of $151,944, and total liabilities of $1,205,412.  As of June 30, 2012, the Company had assets of $158,410, and total liabilities of $1,168,255.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of September 30 and June 30, 2012, the Company had $3,949 and $7,008 of cash, respectively. Sales of our common stock and borrowings under the convertible note agreement have been the primary source of these funds.

We are presently able to meet our obligations as they come due.  At September 30, 2012, we had a working capital deficit of $1,116,443, which included $628,828 owed to related parties, mainly for accrued compensation. At June 30, 2012, we had a working capital deficit of $1,071,378, which included $567,428 owed to related parties, mainly for accrued compensation.

In January of 2011 we secured a line of credit, by executing a Convertible Note Agreement.  Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on the outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at a 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2013 (one year term, with one year extension), unless the agreement is further extended, with the consent of both parties.  As of November 1, 2012, the Company received $306,000 in six separate installments. We believe this line of credit should be sufficient to ensure that the Company is able to meet its obligations for the next 12 months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. During the quarter ended on September 30, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
09/12/12	4,083,333	Common Stock	Debt Conversion - $4,990	Reg. D	None
09/13/12	4,083,333	Common Stock	Debt Conversion - $4,990	Reg. D	None
09/17/12	4,018,586	Common Stock	Debt Conversion - $6,028	Reg. D	None
09/19/12	11,353,163	Common Stock	Debt Conversion - $13,571	Reg. D	None
09/20/12	8,176,763	Common Stock	Debt Conversion - $8,994	Reg. D	None
09/25/12	1,078,431	Common Stock	Debt Conversion - $1,100	Reg. D	None
09/27/12	9,954,833	Common Stock	Debt Conversion - $8,959	Reg. D	None
10/02/12	27,777,778	Common Stock	Debt Conversion - $25,000	Reg. D	None
10/08/12	32,322,532	Common Stock	Debt Conversion - $13,656	Reg. D	None
10/09/12	1,834,500	Class B Convertible Preferred Stock	Exchange for 18,345,000 shares of Common Stock	Reg. D	1 share of Class B Convertible Preferred Stock is convertible into 10 shares of Common Stock
10/24/12	16,666,667	Common Stock	Debt Conversion - $5,000	Reg. D	None
11/01/12	13,333,333	Common Stock	Debt Conversion - $4,667	Reg. D	None

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

FIREMANS CONTRACTORS, INC.

Date: November 16, 2012	By:	/s/ Renee Gilmore
Renee Gilmore
Principal Executive Officer

Date: November 16, 2012	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)