Form 10-Q
period 2012-12-31
Firemans Contractors, Inc.
filed 2013-03-05
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

2313 E Loop 820 N
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 28, 2013, there were 727,030,529 shares of Common Stock, $0.001 par value.

FIREMANS CONTRACTORS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREMANS CONTRACTORS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012	F-2

Statements of Operations for the Three and the Six Months Ended December 31, 2012 and 2011 (Unaudited)	F-3

Statement of Stockholders' Deficit for the Six Months Ended December 31, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Six Months Ended December 31, 2012 and 2011 (Unaudited)	F-5

Condensed Notes to Financial Statements	F-6 to F-11

Firemans Contractors, Inc.
Balance Sheets

	Dec. 31, 2012	Jun. 30, 2012
	(Unaudited)
ASSETS

Current assets

Cash	$3,719	$7,008
Accounts receivable	173,312	66,966
Inventory	488	4,499
Prepaid expenses	-	13,533
Current portion of notes receivable	42,534	-

Total current assets	220,053	92,006

Property and equipment, less accumulated depreciation of	38,286	62,466
$18,785 and $34,276, respectively
Note receivable	15,394	-
Other assets	4,875	3,938

TOTAL ASSETS	$278,608	$158,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$333,565	$224,931
Accrued expenses	81,640	76,412
Accrued interest (related parties)	25,300	14,962
Warranty liability	7,182	7,034
Other payables	8,723	20,888
Current portion of long-term debt	-	4,314
Convertible notes payable, net of unamortized beneficial conversion
features of $14,706 and $65,001, respectively	173,142	229,650
Derivative liabilities	75,272	32,727
Loans payable to shareholders	673,699	552,466

Total current liabilities	1,378,523	1,163,384

Long-term debt, net of current maturities	-	4,871

Total liabilities	1,378,523	1,168,255

Commitments and contingencies

Stockholders' deficit

250,000 shares Class A Convertible preferred stock
authorized at $1.00/par value ($10 liquidation preference)
200,000 issued and outstanding	200,000	200,000
5,000,000 shares Class B Convertible preferred stock
authorized at $0.001/par value ($0.10 liquidation preference)
3,834,500 and 0 issued and outstanding, respectively	3,835	-
950,000,000 shares common stock
authorized at $0.001/par value
359,711,109 and 89,256,480 issued and outstanding, respectively	359,711	89,256
Additional paid-in capital	396,783	335,731
Accumulated deficit	(2,060,244)	(1,634,832)

Total stockholders' deficit	(1,099,915)	(1,009,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$278,608	$158,410

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$271,891	$205,160	$457,686	$442,106
Franchise fees and royalties	38,788	-	76,931	-
Total revenues	310,679	205,160	534,617	442,106

Cost of revenues (exclusive of
depreciation shown separately below)	218,334	178,212	362,094	377,109
Sales and marketing expenses	1,368	54,825	37,176	98,940
General and administrative expenses	147,528	180,256	373,912	337,805
Loss on sale of equipment	-	-	6,130	-
Depreciation and amortization	3,204	4,369	6,365	8,427

Total operating expenses	370,434	417,662	785,677	822,281

Operating loss	(59,755)	(212,502)	(251,060)	(380,175)

Other income/(loss)
Interest income	443	-	921	5
Gain on derivative liabilities	251	-	251	-
Interest expense (related parties)	(8,063)	(5,137)	(15,413)	(9,949)
Interest expense	(81,690)	(46,234)	(160,111)	(74,011)

Total other loss	(89,059)	(51,371)	(174,352)	(83,955)

Loss before taxes	(148,814)	(263,873)	(425,412)	(464,130)

Income tax (expense) benefit	-	-	-	-

Net loss	$(148,814)	$(263,873)	$(425,412)	$(464,130)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
number of common shares outstanding	294,661,298	80,180,000	204,379,568	80,180,000

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders' Deficit
For the Six Months Ended December 31, 2012

	Class A Convertible		Class B Convertible				Additional
	preferred stock		preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance June 30, 2012	200,000	$200,000	-	$-	89,256,480	$89,256	$335,731	$(1,634,832)	$(1,009,845)

Share Exchange Jul. 2012			2,000,000	2,000	(20,000,000)	(20,000)	18,000		-
Stock issued for services @ $0.0034/sh. Jul. 2012					3,000,000	3,000	7,200		10,200
Stock issued for note conv. @ $0.0011/sh. Aug. 2012					57,042,569	57,043	4,284		61,327
Stock issued for note conv. @ $0.0018/sh. Aug. 2012					8,147,746	8,148	6,852		15,000
Stock issued for services @ $0.008/sh. Aug. 2012					3,000,000	3,000	21,000		24,000
Stock issued for note conv. @ $0.0012/sh. Sep. 2012					71,319,077	71,319	14,276		85,595
Stock issued for note conv. @ $0.0009/sh. Oct. 2012					27,777,778	27,778	(2,778)		25,000
Stock issued for note conv. @ $0.00095/sh. Oct. 2012					14,375,411	14,375	(718)		13,657
Share Exchange Oct. 2012			1,834,500	1,835	(18,345,000)	(18,345)	16,510		-
Stock issued for note conv. @ $0.00035/sh. Oct. 2012					16,666,667	16,667	(11,667)		5,000
Stock issued due to reset provision Oct. 2012					17,947,121	17,947	(17,947)		-
Stock issued for note conv. @ $0.00035/sh. Nov. 2012					13,333,333	13,333	(8,666)		4,667
Stock issued for note conv. @ $0.0005/sh. Nov. 2012					20,666,660	20,667	(10,334)		10,333
Stock issued for note conv. @ $0.00055/sh. Nov. 2012					13,636,363	13,636	(6,136)		7,500
Stock issued for note conv. @ $0.00048/sh. Dec. 2012					13,958,333	13,958	(7,258)		6,700
Stock issued for note conv. @ $0.00035/sh. Dec. 2012					14,000,000	14,000	(9,100)		4,900
Stock issued for note conv. @ $0.00028/sh. Dec. 2012					13,928,571	13,929	(10,029)		3,900
Beneficial conversion features							57,563		57,563
Net loss								(425,412)	(425,412)

Balance Deccmber 31, 2012 (Unaudited)	200,000	$200,000	3,834,500	$3,835	359,711,109	$359,711	$396,783	$(2,060,244)	$(1,099,915)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

	For the Six Months Ended
	Dec. 31, 2012	Dec. 31, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(425,412)	$(464,130)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,365	8,427
Loss on sale of equipment	6,130	-
Gain on derivative liabilities	(251)	-
Consulting expenses (share based payments)	34,200	-
Interest expense (share based payments)	33,955	-
Beneficial conversion feature amortization	72,764	40,137
Debt discount amortization	54,709	-

Change in operating assets and liabilities:
Accounts receivable	(106,346)	49,833
Advances	-	10,178
Inventory	2,011	(1,264)
Prepaid expenses	13,533	(13,852)
Notes receivable	(57,928)	-
Other assets	(937)	(3,250)
Accounts payable	108,634	106,866
Accrued expenses	5,229	(7,040)
Warranty liability	148	513
Other payables	(6,164)	2,860
Loans payable to shareholders	131,933	77,140
Payments on loans payable to shareholders	(10,700)	(4,660)
Accrued interest (related parties)	10,338	4,224

Net cash used in operating activities	(127,789)	(194,018)

Cash flows from investing activities:

Purchase of property and equipment	(1,500)	(10,582)

Net cash used in investing activities	(1,500)	(10,582)

Cash flows from financing activities:
Payments on long-term debt	-	(2,016)
Proceeds from convertible notes payable	126,000	100,000

Net cash flows provided by financing activities	126,000	97,984

Decrease in cash	(3,289)	(106,616)

Cash at beginning of period	7,008	111,741

Cash at end of period	$3,719	$5,125

Cash paid for:

Interest	$4,206	$33,634
Interest (related parties)	$5,075	$5,725

Non-cash activities:

Stock issued for loans and interest	$243,579	$-
Stock issued for shareholder loans and interest	$-	$25,000
Derivative liability and beneficial conversion features	$100,359	$-

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Firemans Contractors, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on August 21, 2009.  Firemans Contractors is a full service painting company, focusing on residential, commercial and industrial parking lot striping, and parking lot maintenance services. We have begun franchising our concept, and as of the date of these statements, two of our franchises were in operation in Dallas-Fort Worth area.

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2012. The results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013.

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

NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and other payables approximate fair value due to their short maturities. Carrying values of note receivable, convertible notes payable, derivative liabilities and long-term debt approximate fair values as they approximate market rates of interest. None of our financial instruments are held for trading purposes.

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

Derivative liabilities, described in Note 9, are classified as Level 2.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

NOTE 4.   FRANCHISE FEE RECOGNITION POLICY

The Company recognizes franchise fee revenue from an individual franchise sale when all of the following conditions have been met:

(i)	The Company has no remaining obligation or intent to refund any cash received or forgive any unpaid notes or receivables;
(ii)	Substantially all of the initial services required by the franchise agreement have been performed by us;
(iii)	No other material conditions or obligations related to the determination of substantial performance exist.

NOTE 5.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Dec. 31, 2012	Jun. 30, 2012

Paint and materials	$488	$4,499

Total inventory	$488	$4,499

The inventory consists primarily of paint and pre-fabricated items used in parking lot maintenance, and is valued at a lower of cost or market value.

NOTE 6.  PREPAID EXPENSES

As of December 31, 2012, the balance of prepaid expenses was $0.  As of June 30, 2012, the balance of prepaid expenses was $13,533, representing $8,770 of consulting and $4,763 of contract labor, materials and equipment rentals.

NOTE 7.  NOTES RECEIVABLE

Effective July 1, 2012 the Company sold its first franchise. Of the total $35,000 franchise fee, $28,000 was financed under a note, with a term of 38 months, and annual interest rate of 7%. As of December 31, 2012, balance under the Note was $23,928.  Principal received for the six months ended December 31, 2012 was $4,072.  Interest income for the same period was $921.

Effective December 15, 2012, the Company sold its second franchise.  Of the total $35,000 franchise fee, $34,000 was financed. Under the agreement, franchisee will pay for the first nine months 10% of gross revenue toward the balance, which will not accrue any interest. If any balance will remain at the end of that term, it will be placed into an interest bearing note.

NOTE 8.  WARRANTIES

The Company warrants the work for one year after completion of a project.  Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months.  As of December 31, 2012 and June 30, 2012, the balances of warranty liability were $7,182 and $7,034, respectively.  Warranty expenses for the six months ended December 31, 2012 and 2011, were $603 and $4,246, respectively, which are included in the Cost of revenues on the Statements of Operations.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

NOTE 9.  CONVERTIBLE NOTE PAYABLE

In January of 2011, the Company signed a Convertible Note agreement. Under the agreement, the Company can borrow up to $500,000, on an as needed basis.  Interest on outstanding balance is due monthly, at a rate of 36% per year, with principal due January 1, 2014.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2014 (extended term), unless the agreement is further extended, with consent of both parties.

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

On November 1, 2011, the Company received $100,000 as the third advance under the Note.  The Company recorded $42,857 related to the deemed beneficial conversion feature of this advance, of which $17,143 and $8,571,respectively, have been amortized to interest expense in the accompanying statements of operations for the six months ended December 31, 2012 and 2011.

On March 27, 2012, the Company received $20,000 as the fourth advance under the Note. The Company recorded $3,148 related to the deemed beneficial conversion feature of this advance, of which $2,099 has been amortized to interest expense in the accompanying statements of operations for the six months ended December 31, 2012.

On May 4, 2012, the Company received $20,000 as the fifth advance under the Note. The Company recorded $1,584 related to the deemed beneficial conversion feature of this advance, of which $1,188 has been amortized to interest expense in the accompanying statements of operations for the six months ended December 31, 2012.

On August 22, 2012, the Company received $46,000 as the sixth advance under the Note. The Company recorded $36,853 related to the deemed beneficial conversion feature of this advance, all of which has been amortized to interest expense in the accompanying statements of operations for the six months ended December 31, 2012.

During April and May of 2012, $60,000 outstanding under the Note was converted into 9,076,480 shares of common stock of the company, representing $30,348 of principal and $29,652 of interest.

During August and September of 2012, $161,922 outstanding under the Note was converted into 136,509,392 shares of common stock of the company, representing $131,607 of principal and $30,315 of interest.

During October and November of 2012, $58,657 outstanding under the Note was converted into 110,766,970 shares of common stock of the company, representing $55,016 of principal and $3,641 of interest.

As of December 31 and June 30, 2012, combined principal balances outstanding under the Note were $89,030 and $209,223, respectively; net of unamortized beneficial conversion features of $0 and $20,429, respectively.  Balances of interest accrued under the Note as of December 31 and June 30, 2012, were $6,340 and $14,501, respectively.

On April 8, 2012, the Company issued a convertible promissory note in the amount of $25,000, bearing interest at a rate of 20% per annum. The note is unsecured and matured on December 1, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $24,770 related to the deemed beneficial conversion feature of this note, of which $15,481 has been amortized to interest expense in the accompanying statements of operations for the six months ended December 31, 2012.  As of December 31 and June 30, 2012, the principal balance remained unchanged, and accrued interest balances were $3,747 and $1,109, respectively.

On May 25, 2012, the Company issued a convertible promissory note in the amount of $40,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on February 21, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the Note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $32,727. During November and December of 2012, $23,000 of principal balance was converted into 55,523,267 shares of common stock of the company. As of December 31 and June 30, 2012, principal balances of the note were $17,000 and $40,000, respectively. As of December 31 and June 30, 2012, balances of the debt discount were $3,637 and $29,091, respectively. For the six months ended December 31, 2012, amortization of the debt discount was $25,454, reflected on the accompanying statements of operations as interest expense.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

NOTE 9.  CONVERTIBLE NOTE PAYABLE - continued

On July 13, 2012, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on March 29, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $26,591. As of December 31, 2012, balance of the debt discount was $8,926. For the six months ended December 31, 2012, amortization of the debt discount was $8,926, reflected on the accompanying statements of operations as interest expense.

On October 2, 2012, the Company issued a convertible promissory note in the amount of $42,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on June 13, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $34,772. As of December 31, 2012, balance of the debt discount was $23,182. For the six months ended December 31, 2012, amortization of the debt discount was $23,182, reflected on the accompanying statements of operations as interest expense.

As of December 31 and June 30, 2012, derivative liabilities for the convertible promissory notes totalled $75,272 and $32,727, respectively, including reduction of $18,818 due to conversions during November and December 2012, noted earlier. For the six months ended December 31, 2012, gain on derivative liabilities was $251, calculated as the difference between relief of derivative liability and excess of FMV of shares received for conversion over principal amount of conversion (due to discount).

On December 27, 2012, the Company issued a convertible promissory note in the amount of $5,000, bearing interest at a rate of 20% per annum. The note is unsecured and matures on June 19, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $2,143 related to the deemed beneficial conversion feature of this note.

NOTE 10.  LONG-TERM DEBT

In September of 2009 the Company borrowed $20,326 in order to purchase a truck.  The note is secured by the truck, and bears 4.9% interest, with a 60 months repayment term. On July 1, 2012, the truck and a trailer, with the carrying value of $13,393, were sold to our franchisee, and the $9,185 balance of liability assigned to them.  In the same transaction, three painting machines, with the carrying value of $5,922, were sold for $4,000.  $2,000, the remainder of the $6,000 cash deposit received from the franchisee prior to June 30, 2012, was used for inventory.

NOTE 11.  RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2012 and 2011, the Company accrued $128,000 and $126,000, respectively, in salaries payable to its officers and major shareholders, which are reflected in Loans payable to shareholders.

As of December 31 and June 30, 2012, the balances of shareholder notes were $673,699 and $552,466, respectively. The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  As of December 31 and June 30, 2012, accrued interest payable on the notes was $25,300 and $14,962, respectively. Interest paid during the six months ended December 31, 2012 and 2011, was $5,075 and $5,725, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

On December 4, 2012, Ms. Kristy D. O’Neal resigned from her position of Secretary, and from the Board of Directors of the Company. As of the date of resignation, balance of shareholder note owed to Ms. O’Neal was $98,823, consisting primarily of accrued compensation. She will retain the note, which will continue accruing interest at annual rate of 5%. She is still considered an insider, and the balances of the note and accrued interest are included in the amounts described above.

On December 4, 2012, Mr. Scott O’Neal resigned from the Board of Directors of the Company.  As of the date of resignation, balance of shareholder note owed to Mr. O’Neal was $210,977, consisting primarily of accrued compensation. He will retain the note, which will continue accruing interest at annual rate of 5%. He is still considered an insider, and the balances of the note and accrued interest are included in the amounts described above.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

NOTE 12.  COMMITMENTS AND CONTINGENCIES

On December 14, 2012, the Company re-negotiated its office lease and moved to a smaller location.  Current lease is for $1,625 a month, and will expire on September 30, 2014.  For the fiscal years following December 31, 2012, future rents under this agreement are as follows:

2013	$9,750
2014	19,500
2015	4,875

Total	$34,125

Rent expenses for the six months ended December 31, 2012 and 2011, were $18,478 and $22,118, respectively.

NOTE 13.  OPERATING SEGMENTS

During the period from inception through June 30, 2012, the Company operated as a single business segment. Starting July 1, 2012 Franchise segment was added.  Table below reflects segment information for the three and six months ended December 31, 2012:

	Operations	Franchise	Total
Three Months Ended December 31, 2012
Revenues	$271,891	$-	$271,891
Franchise fees	-	35,000	35,000
Royalties	-	3,788	3,788
Total Revenues	$271,891	$38,788	$310,679

Cost of revenues	$218,334	$-	$218,334
Sales and marketing expenses	1,368	-	1,368
General and administrative expenses	130,047	17,481	147,528
Depreciation and amortization	3,204	-	3,204
Interest income	-	443	443
Net income/(loss)	(170,564)	21,750	(148,814)

Six Months Ended December 31, 2012
Revenues	$457,686	$-	$457,686
Franchise fees		70,000	70,000
Royalties		6,931	6,931
Total Revenues	$457,686	$76,931	$534,617

Cost of revenues	$362,094	$-	$362,094
Sales and marketing expenses	37,176	-	37,176
General and administrative expenses	339,718	34,194	373,912
Depreciation and amortization	6,365	-	6,365
Interest income	-	921	921
Net income/(loss)	(469,070)	43,658	(425,412)

As of December 31, 2012
Property and equipment, net	$38,286	$-	$38,286
Total assets	220,680	57,928	278,608

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

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

During August and September of 2012, the Company issued 136,509,392 shares of common stock in partial satisfaction of principal and accrued interest balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $161,922.

Effective November 19, 2012, the Company filed an amendment with the Nevada Secretary of State to increase number of authorized Common Stock from 400,000,000 to 950,000,000 shares.

During October and November of 2012, the Company issued 110,766,970 shares of common stock in partial satisfaction of principal and accrued interest balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $58,657.

During November and December of 2012, the Company issued 55,523,267 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on May 25, 2012, in the amount of $23,000.

NOTE 16.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,158,470 and an accumulated deficit of $2,060,244 at December 31, 2012, and a net loss of $425,412 and negative operating cash flows of $127,789 for the six months ended December 31, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 17.  SUBSEQUENT EVENTS

During January and February of 2013, the Company issued 83,578,877 shares of common stock in complete satisfaction of principal balance outstanding under the convertible note payable, originated on May 25, 2012, in the amount of $17,000.

During January and February of 2013, the Company issued 150,293,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on April 8, 2012, in the amount of $22,559.

During February of 2013, the Company issued 133,447,543 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $10,067, and fees of $3,955.

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

Effective November 19, 2012, the Company filed an amendment with the Nevada Secretary of State to increase number of authorized Common Stock from 400,000,000 to 950,000,000 shares.

On July 1, 2012, first franchisee of the Firemans Contractors® concept began operations in North Texas. On December 15, 2012, second franchisee of the Firemans Contractors® concept began operations in North Texas.

Plan of Operation

Over the next twelve months, we will concentrate on the following four areas to grow our operations:

●
Capital and Funding – Seek to obtain capital from all available sources, including bank financing, private sales of stock and/or convertible debt.  We expect income from operations and franchise sales to contribute to ongoing capital needs in the near future.

●
Advertising and Marketing – Work with several marketing companies to develop brand identity, marketing materials, and update our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its products, services, and franchise system.  Specifically, hire sales people, use direct mail, as well as images on our trucks, trailers and equipment, online advertisings and marking with major search engines like Google, Yahoo and Bing. We will also cultivate a referral program and network in various business organizations and associations.

●	Sales – Grow our core business in North Texas, and expand in other areas.

●
Franchise Development – Marketing the Firemans Contractors® franchise concept and licensing of Company’s Service Marks, with the short-term objective of establishing ten new franchisees during fiscal year 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Operating Environment

The painting industry is a $20 Billion annual industry, up from $16.1 Billion in 2003. Since 2006, reports indicate an annual rate increase of 3%, per The Rauch Guide to the US Paint Industry. As described in the next paragraph, the industry is highly fragmented with about 40,000 companies nationwide. Most companies are small, over 70% have fewer than five employees. Larger firms may have more than 200 employees and generate an average $40 million in annual revenue.

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

Operating Results

For the three month periods ended December 31, 2012 and 2011, we have generated revenues of $310,679 and $205,160, respectively. Revenue for the second quarter of fiscal year 2013 includes $38,788 of revenues from franchising. We’ve incurred net losses for the same periods of $148,814 and $263,873.

For the six month periods ended December 31, 2012 and 2011, we have generated revenues of $534,617 and $442,106, respectively. Revenue for the first six months of fiscal year 2013 includes $76,931 of revenues from franchising. We’ve incurred net losses for the same periods of $425,412 and $464,130.

As of December 31, 2012, the Company had assets of $278,608, and total liabilities of $1,378,523.  As of June 30, 2012, the Company had assets of $158,410, and total liabilities of $1,168,255.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of December 31 and June 30, 2012, the Company had $3,719 and $7,008 of cash, respectively. Sales of our common stock and borrowings under the convertible note agreement have been the primary source of these funds.

We are presently able to meet our obligations as they come due.  At December 31, 2012, we had a working capital deficit of $1,158,470, which included $698,999 owed to related parties, mainly for accrued compensation. At June 30, 2012, we had a working capital deficit of $1,071,378, which included $567,428 owed to related parties, mainly for accrued compensation.

In January of 2011 we secured a line of credit, by executing a Convertible Note Agreement.  Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on the outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at a 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2013 (one year term, with one year extension), unless the agreement is further extended, with the consent of both parties.  As of December 31, 2012, the Company received $306,000 in six separate installments. We believe this line of credit should be sufficient to ensure that the Company is able to meet its obligations for the next 12 months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012. During the quarter ended on December 31, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
10/24/12	17,947,121	Common Stock	Reset provision - $0	Reg. D	None
11/26/12	20,666,660	Common Stock	Debt Conversion - $10,333	Reg. D	None
11/27/12	13,636,363	Common Stock	Debt Conversion - $7,500	Reg. D	None
12/04/12	13,958,333	Common Stock	Debt Conversion - $6,700	Reg. D	None
12/11/12	14,000,000	Common Stock	Debt Conversion - $4,900	Reg. D	None
12/21/12	13,928,571	Common Stock	Debt Conversion - $3,900	Reg. D	None
01/03/13	13,750,000	Common Stock	Debt Conversion - $3,300	Reg. D	None
01/04/13	15,600,000	Common Stock	Debt Conversion - $3,900	Reg. D	None
01/09/13	16,425,000	Common Stock	Debt Conversion - $3,285	Reg. D	None
01/10/13	14,090,909	Common Stock	Debt Conversion - $3,100	Reg. D	None
01/15/13	14,090,909	Common Stock	Debt Conversion - $3,100	Reg. D	None
01/15/13	17,288,000	Common Stock	Debt Conversion - $3,458	Reg. D	None
01/24/13	14,000,000	Common Stock	Debt Conversion - $2,800	Reg. D	None
01/24/13	18,180,000	Common Stock	Debt Conversion - $3,636	Reg. D	None
01/31/13	19,150,000	Common Stock	Debt Conversion - $1,950	Reg. D	None
02/04/13	14,117,647	Common Stock	Debt Conversion - $2,400	Reg. D	None
02/06/13	20,150,000	Common Stock	Debt Conversion - $2,015	Reg. D	None
02/08/13	26,774,023	Common Stock	Debt Conversion and fees - $2,142	Reg. D	None
02/11/13	21,200,000	Common Stock	Debt Conversion - $2,120	Reg. D	None
02/11/13	14,117,647	Common Stock	Debt Conversion - $2,400	Reg. D	None
02/14/13	22,300,000	Common Stock	Debt Conversion - $2,230	Reg. D	None
02/14/13	47,800,000	Common Stock	Debt Conversion and fees - $7,170	Reg. D	None
02/20/13	58,873,520	Common Stock	Dent Conversion and fees - $4,710	Reg. D	None

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

FIREMANS CONTRACTORS, INC.

Date: March 5, 2013	By:	/s/ Renee Gilmore
Renee Gilmore
Principal Executive Officer

Date: March 5, 2013	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)