Form 10-Q/A
period 2012-12-31
Firemans Contractors, Inc.
filed 2013-05-20
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q / A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “First Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, which was originally filed with the Securities and Exchange Commission on March 5, 2013, (the “Original Report”), in order to correct the following:

To properly record convertible notes payable, and related beneficial conversion features, for the officers and directors who resigned on December 4, 2012. And, to reclassify amounts owed to them from loans from shareholders to convertible notes payable.

To write off accrued liability for payroll taxes related to accrued compensation of officers and directors who resigned on December 4, 2012.

Management determined that there was a deficiency in its internal control over financial reporting that constitutes a material weakness, as discussed in Part I — Item 4 of the Amended Filing.

This First Amendment reflects the restatement of our previously issued financial statements contained in the Original Report for the three and the six months ended December 31, 2012. The adjustment is fully discussed in Note 18 to the financial statements contained in this First Amendment. This First Amendment does not reflect events that have occurred after the March 5, 2013 filing date of the Original Report.

FIREMANS CONTRACTORS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREMANS CONTRACTORS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012	F-2

Statements of Operations for the Three and the Six Months Ended December 31, 2012 and 2011 (Unaudited)	F-3

Statement of Stockholders' Deficit for the Six Months Ended December 31, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Six Months Ended December 31, 2012 and 2011 (Unaudited)	F-5

Condensed Notes to Financial Statements	F-6 to F-16

Firemans Contractors, Inc.
Balance Sheets

	Dec. 31, 2012	Jun. 30, 2012
	(Unaudited)
	(As restated. See Note 18)
ASSETS

Current assets

Cash	$3,719	$7,008
Accounts receivable	173,312	66,966
Inventory	488	4,499
Prepaid expenses	-	13,533
Current portion of notes receivable	42,534	-

Total current assets	220,053	92,006

Property and equipment, less accumulated depreciation of	38,286	62,466
$18,785 and $34,276, respectively
Note receivable	15,394	-
Other assets	4,875	3,938

TOTAL ASSETS	$278,608	$158,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$333,565	$224,931
Accrued expenses	49,021	76,412
Accrued interest (related parties)	6,739	14,962
Warranty liability	7,182	7,034
Other payables	8,723	20,888
Current portion of long-term debt	-	4,314
Convertible notes payable, net of unamortized beneficial conversion
features of $14,706 and $65,001, respectively	489,239	229,650
Derivative liabilities	75,272	32,727
Loans payable to shareholders	376,084	552,466

Total current liabilities	1,345,825	1,163,384

Long-term debt, net of current maturities	-	4,871

Total liabilities	1,345,825	1,168,255

Commitments and contingencies

Stockholders' deficit

250,000 shares Class A Convertible preferred stock
authorized at $1.00/par value ($10 liquidation preference)
200,000 issued and outstanding	200,000	200,000
5,000,000 shares Class B Convertible preferred stock
authorized at $0.001/par value ($0.10 liquidation preference)
3,834,500 and 0 issued and outstanding, respectively	3,835	-
950,000,000 shares common stock
authorized at $0.001/par value
359,711,109 and 89,256,480 issued and outstanding, respectively	359,711	89,256
Additional paid-in capital	554,832	335,731
Accumulated deficit	(2,185,595)	(1,634,832)

Total stockholders' deficit	(1,067,217)	(1,009,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$278,608	$158,410

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As restated. See Note 18)		(As restated. See Note 18)

Revenues	$271,891	$205,160	$457,686	$442,106
Franchise fees and royalties	38,788	-	76,931	-
Total revenues	310,679	205,160	534,617	442,106

Cost of revenues (exclusive of
depreciation shown separately below)	218,334	178,212	362,094	377,109
Sales and marketing expenses	1,368	54,825	37,176	98,940
General and administrative expenses	113,782	180,256	340,166	337,805
Loss on sale of equipment	-	-	6,130	-
Depreciation and amortization	3,204	4,369	6,365	8,427

Total operating expenses	336,688	417,662	751,931	822,281

Operating loss	(26,009)	(212,502)	(217,314)	(380,175)

Other income/(loss)
Interest income	443	-	921	5
Gain on derivative liabilities	251	-	251	-
Interest expense (related parties)	(7,985)	(5,137)	(15,335)	(9,949)
Interest expense	(240,865)	(46,234)	(319,286)	(74,011)

Total other loss	(248,156)	(51,371)	(333,449)	(83,955)

Loss before taxes	(274,165)	(263,873)	(550,763)	(464,130)

Income tax (expense) benefit	-	-	-	-

Net loss	$(274,165)	$(263,873)	$(550,763)	$(464,130)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
number of common shares outstanding	294,661,298	80,180,000	204,379,568	80,180,000

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders' Deficit
For the Six Months Ended December 31, 2012

							Additional
	Class A Convertible		Class B Convertible				paid-in	Accumulated
	preferred stock		preferred stock		Common stock		capital	deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	(As restated. See Note 18)

Balance June 30, 2012	200,000	$200,000	-	$-	89,256,480	$89,256	$335,731	$(1,634,832)	$(1,009,845)

Share Exchange Jul. 2012			2,000,000	2,000	(20,000,000)	(20,000)	18,000		-
Stock issued for services @ $0.0034/sh. Jul. 2012					3,000,000	3,000	7,200		10,200
Stock issued for note conv. @ $0.0011/sh. Aug. 2012					57,042,569	57,043	4,284		61,327
Stock issued for note conv. @ $0.0018/sh. Aug. 2012					8,147,746	8,148	6,852		15,000
Stock issued for services @ $0.008/sh. Aug. 2012					3,000,000	3,000	21,000		24,000
Stock issued for note conv. @ $0.0012/sh. Sep. 2012					71,319,077	71,319	14,276		85,595
Stock issued for note conv. @ $0.0009/sh. Oct. 2012					27,777,778	27,778	(2,778)		25,000
Stock issued for note conv. @ $0.00095/sh. Oct. 2012					14,375,411	14,375	(718)		13,657
Share Exchange Oct. 2012			1,834,500	1,835	(18,345,000)	(18,345)	16,510		-
Stock issued for note conv. @ $0.00035/sh. Oct. 2012					16,666,667	16,667	(11,667)		5,000
Stock issued due to reset provision Oct. 2012					17,947,121	17,947	(17,947)		-
Stock issued for note conv. @ $0.00035/sh. Nov. 2012					13,333,333	13,333	(8,666)		4,667
Stock issued for note conv. @ $0.0005/sh. Nov. 2012					20,666,660	20,667	(10,334)		10,333
Stock issued for note conv. @ $0.00055/sh. Nov. 2012					13,636,363	13,636	(6,136)		7,500
Stock issued for note conv. @ $0.00048/sh. Dec. 2012					13,958,333	13,958	(7,258)		6,700
Stock issued for note conv. @ $0.00035/sh. Dec. 2012					14,000,000	14,000	(9,100)		4,900
Stock issued for note conv. @ $0.00028/sh. Dec. 2012					13,928,571	13,929	(10,029)		3,900
Beneficial conversion features							215,612		215,612
Net loss								(550,763)	(550,763)

Balance Deccmber 31, 2012 (Unaudited)	200,000	$200,000	3,834,500	$3,835	359,711,109	$359,711	$554,832	$(2,185,595)	$(1,067,217)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

	For the Six Months Ended
	Dec. 31, 2012	Dec. 31, 2011
	(Unaudited)	(Unaudited)
	(As restated. See Note 18)
Cash flows from operating activities:

Net loss	$(550,763)	$(464,130)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,365	8,427
Loss on sale of equipment	6,130	-
Gain on derivative liabilities	(251)	-
Consulting expenses (share based payments)	34,200	-
Interest expense (share based payments)	33,955	-
Beneficial conversion feature amortization	230,813	40,137
Debt discount amortization	54,709	-

Change in operating assets and liabilities:
Accounts receivable	(106,346)	49,833
Advances	-	10,178
Inventory	2,011	(1,264)
Prepaid expenses	13,533	(13,852)
Notes receivable	(57,928)	-
Other assets	(937)	(3,250)
Accounts payable	108,634	106,866
Accrued expenses	(27,390)	(7,040)
Warranty liability	148	513
Other payables	(6,164)	2,860
Loans payable to shareholders	150,415	77,140
Payments on loans payable to shareholders	(10,700)	(4,660)
Accrued interest (related parties)	(8,223)	4,224

Net cash used in operating activities	(127,789)	(194,018)

Cash flows from investing activities:

Purchase of property and equipment	(1,500)	(10,582)

Net cash used in investing activities	(1,500)	(10,582)

Cash flows from financing activities:
Payments on long-term debt	-	(2,016)
Proceeds from convertible notes payable	126,000	100,000

Net cash flows provided by financing activities	126,000	97,984

Decrease in cash	(3,289)	(106,616)

Cash at beginning of period	7,008	111,741

Cash at end of period	$3,719	$5,125

Cash paid for:

Interest	$4,206	$33,634
Interest (related parties)	$5,075	$5,725

Non-cash activities:

Stock issued for loans and interest	$243,579	$-
Stock issued for shareholder loans and interest	$-	$25,000
Derivative liability and beneficial conversion features	$258,408	$-
Reclassification of loans payable to shareholders to
convertible notes payable	$316,117	$-

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

As of December 31 and June 30, 2012, derivative liabilities for the convertible promissory notes totalled $75,272 and $32,727, respectively, including reduction of $18,818 due to conversions during November and December 2012, noted earlier. For the six months ended December 31, 2012, gain on derivative liabilities was $251, calculated as the difference between relief of derivative liability and excess of fair market value of shares received for conversion over principal amount of conversion (due to discount).

On December 5, 2012, the Company issued a convertible promissory note to Kristy D. O’Neal, who resigned from her position of Secretary and from the Board of Directors on the previous day. Principal of the Note - $105,897, represents amount owed to her as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $52,949 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for the three and the six months ended December 31, 2012.  As of December 31, 2012, the principal balance remained unchanged, and accrued interest balance was $377.

On December 5, 2012, the Company issued a convertible promissory note to Scott O’Neal, who resigned from the Board of Directors on the previous day. Principal of the Note - $210,200, represents amount owed to him as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $105,100 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for the three and the six months ended December 31, 2012.  As of December 31, 2012, the principal balance remained unchanged, and accrued interest balance was $749.

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

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

NOTE 11.  RELATED PARTY TRANSACTIONS - continued

As of December 31 and June 30, 2012, the balances of shareholder notes were $376,084 and $552,466, respectively. The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  As of December 31 and June 30, 2012, accrued interest payable on the notes was $6,739 and $14,962, respectively. Interest paid during the six months ended December 31, 2012 and 2011, was $5,075 and $5,725, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

On December 4, 2012, Ms. Kristy D. O’Neal resigned from her position of Secretary, and from the Board of Directors of the Company. On the following day, the Company issued to her a convertible note payable in the amount of $105,897, for the balance of shareholder note as of the date of resignation. The note is described above, in Note 9.

On December 4, 2012, Mr. Scott O’Neal resigned from the Board of Directors of the Company.   On the following day, the Company issued to him a convertible note payable in the amount of $210,200, for the balance of shareholder note as of the date of resignation. The note is described above, in Note 9.

The Company wrote off $33,746 in accrued payroll taxes related to accrued compensation for the two officers and directors who resigned on December 4, 2012. The reduction is reflected in the general and administrative expenses in the accompanying statements of operations for the three and the six months ended December 31, 2012.

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
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

NOTE 13.  OPERATING SEGMENTS

During the period from inception through June 30, 2012, the Company operated as a single business segment. Starting July 1, 2012 Franchise segment was added.  Table below reflects segment information for the three and six months ended December 31, 2012:

	Operations	Franchise	Total
Three Months Ended December 31, 2012
Revenues	$271,891	$-	$271,891
Franchise fees	-	35,000	35,000
Royalties	-	3,788	3,788
Total Revenues	$271,891	$38,788	$310,679

Cost of revenues	$218,334	$-	$218,334
Sales and marketing expenses	1,368	-	1,368
General and administrative expenses	96,301	17,481	113,782
Depreciation and amortization	3,204	-	3,204
Interest income	-	443	443
Net income/(loss)	(295,915)	21,750	(274,165)

Six Months Ended December 31, 2012
Revenues	$457,686	$-	$457,686
Franchise fees		70,000	70,000
Royalties		6,931	6,931
Total Revenues	$457,686	$76,931	$534,617

Cost of revenues	$362,094	$-	$362,094
Sales and marketing expenses	37,176	-	37,176
General and administrative expenses	305,972	34,194	340,166
Depreciation and amortization	6,365	-	6,365
Interest income	-	921	921
Net income/(loss)	(594,421)	43,658	(550,763)

As of December 31, 2012
Property and equipment, net	$38,286	$-	$38,286
Total assets	220,680	57,928	278,608

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

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

NOTE 15.  COMMON STOCK

Effective August 3, 2012, the Company filed an amendment with the Nevada Secretary of State to increase the number of authorized Common Stock from 200,000,000 to 400,000,000 shares.

During July and August of 2012, the Company issued 6,000,000 shares of common stock for consulting services, valued at $34,200.

During August and September of 2012, the Company issued 136,509,392 shares of common stock in partial satisfaction of principal and accrued interest balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $161,922.

Effective November 19, 2012, the Company filed an amendment with the Nevada Secretary of State to increase the number of authorized Common Stock from 400,000,000 to 950,000,000 shares.

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

NOTE 16.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,125,772 and an accumulated deficit of $2,185,595 at December 31, 2012, and a net loss of $550,763 and negative operating cash flows of $127,789 for the six months ended December 31, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

During April of 2013, the Company issued 26,666,667 shares of common stock in satisfaction of accrued interest balance outstanding under the convertible note payable, originated on May 25, 2012, in the amount of $1,600.

During April of 2013, the Company issued 36,666,667 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on July 13, 2012, in the amount of $2,200.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

NOTE 18.  RESTATEMENT OF FINANCIAL STATEMENTS

We have restated our previously issued financial statements as of and for the three and the six months ended December 31, 2012, in order to correct the following:

To properly record convertible notes payable, and related beneficial conversion features, for the officers and directors who resigned on December 4, 2012. And, to reclassify amounts owed to them from loans payable to shareholders to convertible notes payable.

To write off accrued liability for payroll taxes related to accrued compensation of officers and directors who resigned on December 4, 2012.

The following tables summarize the effect of the restatement on the specific items presented in our financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012:

Firemans Contractors, Inc.
Balance Sheets
(Unaudited)

	Dec. 31, 2012		Dec. 31, 2012
	As filed	Adjustment	Restated
ASSETS

Current assets

Cash	$3,719	$-	$3,719
Accounts receivable	173,312	-	173,312
Inventory	488	-	488
Prepaid expenses	-	-	-
Current portion of notes receivable	42,534	-	42,534

Total current assets	220,053	-	220,053

Property and equipment, less accumulated depreciation of	38,286	-	38,286
$18,785 and $34,276, respectively
Note receivable	15,394	-	15,394
Other assets	4,875	-	4,875

TOTAL ASSETS	$278,608	$-	$278,608

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$333,565	$-	$333,565
Accrued expenses	81,640	(32,619)	49,021
Accrued interest (related parties)	25,300	(18,561)	6,739
Warranty liability	7,182	-	7,182
Other payables	8,723	-	8,723
Current portion of long-term debt	-	-	-
Convertible notes payable, net of unamortized beneficial conversion
features of $14,706 and $65,001, respectively	173,142	316,097	489,239
Derivative liabilities	75,272	-	75,272
Loans payable to shareholders	673,699	(297,615)	376,084

Total current liabilities	1,378,523	(32,698)	1,345,825

Long-term debt, net of current maturities	-	-	-

Total liabilities	1,378,523	(32,698)	1,345,825

Commitments and contingencies

Stockholders' deficit

250,000 shares Class A Convertible preferred stock
authorized at $1.00/par value ($10 liquidation preference)
200,000 issued and outstanding	200,000	-	200,000
5,000,000 shares Class B Convertible preferred stock
authorized at $0.001/par value ($0.10 liquidation preference)
3,834,500 and 0 issued and outstanding, respectively	3,835	-	3,835
950,000,000 shares common stock
authorized at $0.001/par value
359,711,109 and 89,256,480 issued and outstanding, respectively	359,711	-	359,711
Additional paid-in capital	396,783	158,049	554,832
Accumulated deficit	(2,060,244)	(125,351)	(2,185,595)

Total stockholders' deficit	(1,099,915)	32,698	(1,067,217)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$278,608	$-	$278,608

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

NOTE 18.  RESTATEMENT OF FINANCIAL STATEMENTS - continued

Firemans Contractors, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2012
	As filed	Adjustment	Restated

Revenues	$271,891	$-	$271,891
Franchise fees and royalties	38,788	-	38,788
Total revenues	310,679	-	310,679

Cost of revenues (exclusive of
depreciation shown separately below)	218,334	-	218,334
Sales and marketing expenses	1,368	-	1,368
General and administrative expenses	147,528	(33,746)	113,782
Loss on sale of equipment	-	-	-
Depreciation and amortization	3,204	-	3,204

Total operating expenses	370,434	(33,746)	336,688

Operating loss	(59,755)	33,746	(26,009)

Other income/(loss)
Interest income	443	-	443
Gain on derivative liabilities	251	-	251
Interest expense (related parties)	(8,063)	78	(7,985)
Interest expense	(81,690)	(159,175)	(240,865)

Total other loss	(89,059)	(159,097)	(248,156)

Loss before taxes	(148,814)	(125,351)	(274,165)

Income tax (expense) benefit	-	-	-

Net loss	$(148,814)	$(125,351)	$(274,165)

Basic and diluted loss per share	$(0.00)		$(0.00)

Basic and diluted weighted average
number of common shares outstanding	294,661,298		294,661,298

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
December 31, 2012 and June 30, 2012

NOTE 18.  RESTATEMENT OF FINANCIAL STATEMENTS - continued

Firemans Contractors, Inc.
Statements of Operations
(Unaudited)

	For the Six Months Ended December 31, 2012
	As filed	Adjustment	Restated

Revenues	$457,686	$-	$457,686
Franchise fees and royalties	76,931	-	76,931
Total revenues	534,617	-	534,617

Cost of revenues (exclusive of
depreciation shown separately below)	362,094	-	362,094
Sales and marketing expenses	37,176	-	37,176
General and administrative expenses	373,912	(33,746)	340,166
Loss on sale of equipment	6,130	-	6,130
Depreciation and amortization	6,365	-	6,365

Total operating expenses	785,677	(33,746)	751,931

Operating loss	(251,060)	33,746	(217,314)

Other income/(loss)
Interest income	921	-	921
Gain on derivative liabilities	251	-	251
Interest expense (related parties)	(15,413)	78	(15,335)
Interest expense	(160,111)	(159,175)	(319,286)

Total other loss	(174,352)	(159,097)	(333,449)

Loss before taxes	(425,412)	(125,351)	(550,763)

Income tax (expense) benefit	-	-	-

Net loss	$(425,412)	$(125,351)	$(550,763)

Basic and diluted loss per share	$(0.00)		$(0.00)

Basic and diluted weighted average
number of common shares outstanding	204,379,568		204,379,568

Firemans Contractors, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31, 2012
	As filed	Adjustment	Restated
Cash flows from operating activities:

Net loss	$(425,412)	$(125,351)	$(550,763)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,365	-	6,365
Loss on sale of equipment	6,130	-	6,130
Gain on derivative liabilities	(251)	-	(251)
Consulting expenses (share based payments)	34,200	-	34,200
Interest expense (share based payments)	33,955	-	33,955
Beneficial conversion feature amortization	72,764	158,049	230,813
Debt discount amortization	54,709	-	54,709

Change in operating assets and liabilities:
Accounts receivable	(106,346)	-	(106,346)
Advances	-	-	0
Inventory	2,011	-	2,011
Prepaid expenses	13,533	-	13,533
Notes receivable	(57,928)	-	(57,928)
Other assets	(937)	-	(937)
Accounts payable	108,634	-	108,634
Accrued expenses	5,229	(32,619)	(27,390)
Warranty liability	148	-	148
Other payables	(6,164)	-	(6,164)
Loans payable to shareholders	131,933	18,482	150,415
Payments on loans payable to shareholders	(10,700)	-	(10,700)
Accrued interest (related parties)	10,338	(18,561)	(8,223)

Net cash used in operating activities	(127,789)	-	(127,789)

Cash flows from investing activities:

Purchase of property and equipment	(1,500)	-	(1,500)

Net cash used in investing activities	(1,500)	-	(1,500)

Cash flows from financing activities:
Payments on long-term debt	-	0	0
Proceeds from convertible notes payable	126,000	-	126,000

Net cash flows provided by financing activities	126,000	-	126,000

Decrease in cash	(3,289)	-	(3,289)

Cash at beginning of period	7,008	-	7,008

Cash at end of period	$3,719	$-	$3,719

Cash paid for:

Interest	$4,206	$-	$4,206
Interest (related parties)	$5,075	$-	$5,075

Non-cash activities:

Stock issued for loans and interest	$243,579	$-	$243,579
Stock issued for shareholder loans and interest	$-	$-	$-
Derivative liability and beneficial conversion features	$100,359	$158,049	$258,408
Reclassification of loans payable to shareholders to
convertible notes payable	$-	$316,117	$316,117

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

Effective August 3, 2012, the Company filed an amendment with the Nevada Secretary of State to increase the number of authorized Common Stock from 200,000,000 to 400,000,000 shares.

Effective November 19, 2012, the Company filed an amendment with the Nevada Secretary of State to the increase number of authorized Common Stock from 400,000,000 to 950,000,000 shares.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Operating Environment

The painting industry is a $20 Billion annual industry, up from $16.1 Billion in 2003. Since 2006, reports indicate an annual growth rate of 3%, as per The Rauch Guide to the US Paint Industry. As described in the next paragraph, the industry is highly fragmented with about 40,000 companies nationwide. Most companies are small, over 70% have fewer than five employees. Larger firms may have more than 200 employees and generate an average $40 million in annual revenue.

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

Operating Results

For the three month periods ended December 31, 2012 and 2011, we have generated revenues of $310,679 and $205,160, respectively. Revenue for the second quarter of fiscal year 2013 includes $38,788 of revenues from franchising. We’ve incurred net losses for the same periods of $274,165 and $263,873.

For the six month periods ended December 31, 2012 and 2011, we have generated revenues of $534,617 and $442,106, respectively. Revenue for the first six months of fiscal year 2013 includes $76,931 of revenues from franchising. We’ve incurred net losses for the same periods of $550,763 and $464,130.

As of December 31, 2012, the Company had assets of $278,608, and total liabilities of $1,345,825 .  As of June 30, 2012, the Company had assets of $158,410, and total liabilities of $1,168,255.

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

We are presently able to meet our obligations as they come due.  At December 31, 2012, we had a working capital deficit of $1,125,772 , which included $382,823 owed to related parties, mainly for accrued compensation. At June 30, 2012, we had a working capital deficit of $1,071,378, which included $567,428 owed to related parties, mainly for accrued compensation.

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

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures . The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional capital or financing on terms satisfactory to us, if at all, to remain a going concern.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

Our procedures are insufficient to ensure completeness and timeliness of delivery of relevant information among management and the Board. Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis.

We are committed to improving our financial organization, and are in the process of instituting additional control procedures including formalization of communication policy and periodic disclosure meetings.

Changes in internal control over financial reporting

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

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration	claimed	or exercise
10/24/12	17,947,121	Common Stock	Reset provision - $0	Reg. D	None
11/26/12	20,666,660	Common Stock	Debt Conversion - $10,333	Reg. D	None
11/27/12	13,636,363	Common Stock	Debt Conversion - $7,500	Reg. D	None
12/04/12	13,958,333	Common Stock	Debt Conversion - $6,700	Reg. D	None
12/11/12	14,000,000	Common Stock	Debt Conversion - $4,900	Reg. D	None
12/21/12	13,928,571	Common Stock	Debt Conversion - $3,900	Reg. D	None
01/03/13	13,750,000	Common Stock	Debt Conversion - $3,300	Reg. D	None
01/04/13	15,600,000	Common Stock	Debt Conversion - $3,900	Reg. D	None
01/09/13	16,425,000	Common Stock	Debt Conversion - $3,285	Reg. D	None
01/10/13	14,090,909	Common Stock	Debt Conversion - $3,100	Reg. D	None
01/15/13	14,090,909	Common Stock	Debt Conversion - $3,100	Reg. D	None
01/15/13	17,288,000	Common Stock	Debt Conversion - $3,458	Reg. D	None
01/24/13	14,000,000	Common Stock	Debt Conversion - $2,800	Reg. D	None
01/24/13	18,180,000	Common Stock	Debt Conversion - $3,636	Reg. D	None
01/31/13	19,150,000	Common Stock	Debt Conversion - $1,950	Reg. D	None
02/04/13	14,117,647	Common Stock	Debt Conversion - $2,400	Reg. D	None
02/06/13	20,150,000	Common Stock	Debt Conversion - $2,015	Reg. D	None
02/08/13	26,774,023	Common Stock	Debt Conversion and fees - $2,142	Reg. D	None
02/11/13	21,200,000	Common Stock	Debt Conversion - $2,120	Reg. D	None
02/11/13	14,117,647	Common Stock	Debt Conversion - $2,400	Reg. D	None
02/14/13	22,300,000	Common Stock	Debt Conversion - $2,230	Reg. D	None
02/14/13	47,800,000	Common Stock	Debt Conversion and fees - $7,170	Reg. D	None
02/20/13	58,873,520	Common Stock	Dent Conversion and fees - $4,710	Reg. D	None

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

FIREMANS CONTRACTORS, INC.

Date: May 20, 2013	By:	/s/ Renee Gilmore
Renee Gilmore
Principal Executive Officer

Date: May 20, 2013	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)