Form 10-Q
period 2013-03-31
Firemans Contractors, Inc.
filed 2013-05-20
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2013, there were 948,330,733 shares of Common Stock, $0.001 par value.

FIREMANS CONTRACTORS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREMANS CONTRACTORS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of March 31, 2013 (Unaudited) and June 30, 2012	F-2

Statements of Operations for the Three and the Nine Months Ended March 31, 2013 and 2012 (Unaudited)	F-3

Statement of Stockholders' Deficit for the Nine Months Ended March 31, 2013 (Unaudited)	F-4 - F-5

Statements of Cash Flows for the Nine Months Ended March 31, 2013 and 2012 (Unaudited)	F-6

Condensed Notes to Financial Statements	F-7 to F-16

Firemans Contractors, Inc.
Balance Sheets

	Mar. 31, 2013	Jun. 30, 2012
	(Unaudited)
ASSETS

Current assets

Cash	$20,295	$7,008
Accounts receivable	159,806	66,966
Inventory	300	4,499
Prepaid expenses	-	13,533
Current portion of notes receivable	42,818	-

Total current assets	223,219	92,006

Property and equipment, less accumulated depreciation of	27,210	62,466
$16,596 and $34,276, respectively
Note receivable	16,146	-
Other assets	1,625	3,938

TOTAL ASSETS	$268,200	$158,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$291,916	$224,931
Accrued expenses	49,026	76,412
Accrued interest (related parties)	9,366	14,962
Warranty liability	9,365	7,034
Other payables	15,139	20,888
Current portion of long-term debt	-	4,314
Convertible notes payable, net of unamortized beneficial conversion
features of $30,261 and $65,001, respectively	476,939	229,650
Derivative liabilities	66,333	32,727
Loans payable to shareholders	403,932	552,466

Total current liabilities	1,322,016	1,163,384

Long-term debt, net of current maturities	-	4,871

Total liabilities	1,322,016	1,168,255

Commitments and contingencies

Stockholders' deficit

250,000 shares Class A Convertible preferred stock
authorized at $1.00/par value ($10 liquidation preference)
250,000 and 200,000 issued and outstanding, respectively	250,000	200,000
5,000,000 shares Class B Convertible preferred stock
authorized at $0.001/par value ($0.10 liquidation preference)
5,000,000 and 0 issued and outstanding, respectively	5,000	-
950,000,000 shares common stock
authorized at $0.001/par value
884,997,399 and 89,256,480 issued and outstanding, respectively	884,997	89,256
Additional paid-in capital	87,833	335,731
Accumulated deficit	(2,281,646)	(1,634,832)

Total stockholders' deficit	(1,053,816)	(1,009,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$268,200	$158,410

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013	Mar. 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$320,474	$102,195	$778,160	$546,522
Franchise fees and royalties	7,302	-	84,234	-
Total revenues	327,776	102,195	862,394	546,522

Cost of revenues (exclusive of
depreciation shown separately below)	229,059	107,617	591,154	485,749
Sales and marketing expenses	19,707	39,147	56,882	138,087
General and administrative expenses	107,538	155,472	447,704	493,563
Loss on sale of equipment	3,536	-	9,667	-
Depreciation and amortization	2,540	4,387	8,906	12,814

Total operating expenses	362,380	306,623	1,114,313	1,130,213

Operating loss	(34,604)	(204,428)	(251,919)	(583,691)

Other income/(loss)
Interest income	491	-	1,413	5
Loss on derivative liabilities	(18,151)	-	(17,901)	-
Interest expense (related parties)	(4,793)	(5,893)	(20,128)	(15,841)
Interest expense	(38,994)	(32,533)	(358,279)	(106,545)

Total other loss	(61,447)	(38,426)	(394,895)	(122,381)

Loss before taxes	(96,051)	(242,854)	(646,814)	(706,072)

Income tax (expense) benefit	-	-	-	-

Net loss	$(96,051)	$(242,854)	$(646,814)	$(706,072)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
number of common shares outstanding	630,591,428	80,180,000	344,376,165	80,180,000

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders' Deficit
For the Nine Months Ended March 31, 2013

	Class A Convertible		Class B Convertible				Additional
	preferred stock		preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance June 30, 2012	200,000	$200,000	-	$-	89,256,480	$89,256	$335,731	$(1,634,832)	$(1,009,845)

Share Exchange Jul. 2012			2,000,000	2,000	(20,000,000)	(20,000)	18,000		-
Stock issued for services @ $0.0034/sh. Jul. 2012					3,000,000	3,000	7,200		10,200
Stock issued for note conv. @ $0.0011/sh. Aug. 2012					57,042,569	57,043	4,284		61,327
Stock issued for note conv. @ $0.0018/sh. Aug. 2012					8,147,746	8,148	6,852		15,000
Stock issued for services @ $0.008/sh. Aug. 2012					3,000,000	3,000	21,000		24,000
Stock issued for note conv. @ $0.0012/sh. Sep. 2012					71,319,077	71,319	14,276		85,595
Stock issued for note conv. @ $0.0009/sh. Oct. 2012					27,777,778	27,778	(2,778)		25,000
Stock issued for note conv. @ $0.00095/sh. Oct. 2012					14,375,411	14,375	(718)		13,657
Share Exchange Oct. 2012			1,834,500	1,835	(18,345,000)	(18,345)	16,510		-
Stock issued for note conv. @ $0.00035/sh. Oct. 2012					16,666,667	16,667	(11,667)		5,000
Stock issued due to reset provision Oct. 2012					17,947,121	17,947	(17,947)		-
Stock issued for note conv. @ $0.00035/sh. Nov. 2012					13,333,333	13,333	(8,666)		4,667
Stock issued for note conv. @ $0.0005/sh. Nov. 2012					20,666,660	20,667	(10,334)		10,333
Stock issued for note conv. @ $0.00055/sh. Nov. 2012					13,636,363	13,636	(6,136)		7,500
Stock issued for note conv. @ $0.00048/sh. Dec. 2012					13,958,333	13,958	(7,258)		6,700
Stock issued for note conv. @ $0.00035/sh. Dec. 2012					14,000,000	14,000	(9,100)		4,900
Stock issued for note conv. @ $0.00028/sh. Dec. 2012					13,928,571	13,929	(10,029)		3,900
Stock issued for note conv. @ $0.00024/sh. Jan. 2013					13,750,000	13,750	(10,450)		3,300
Stock issued for note conv. @ $0.00025/sh. Jan. 2013					15,600,000	15,600	(11,700)		3,900
Stock issued for note conv. @ $0.00022/sh. Jan. 2013					28,181,818	28,182	(21,982)		6,200
Stock issued for note conv. @ $0.0002/sh. Jan. 2013					65,893,000	65,893	(52,715)		13,178

Statements of Stockholders' Deficit - continued

Stock issued for note conv. @ $0.0001/sh. Jan. 2013					19,150,000	19,150	(17,235)		1,915
Stock issued for note conv. @ $0.00017/sh. Feb. 2013					27,647,059	27,647	(22,947)		4,700
Stock issued for note conv. @ $0.0001/sh. Feb. 2013					63,650,000	63,650	(57,285)		6,365
Stock issued for note conv. @ $0.00008/sh. Feb. 2013					85,647,543	85,647	(78,795)		6,852
Stock issued for note conv. @ $0.00015/sh. Feb. 2013					47,800,000	47,800	(40,630)		7,170
Stock issued for note conv. @ $0.00004/sh. Mar. 2013					75,766,870	75,767	(72,736)		3,031
Stock issued for note conv. @ $0.00005/sh. Mar. 2013					32,200,000	32,200	(30,590)		1,610
Stock issued for note conv. @ $0.00006/sh. Mar. 2013					50,000,000	50,000	(47,000)		3,000
Stock issued for s/h note conv. @ $0.001/sh. Mar. 2013	50,000	50,000	1,165,500	1,165			(49,949)		1,216
Beneficial conversion features							262,627		262,627
Net loss								(646,814)	(646,814)

Balance March 31, 2013 (Unaudited)	250,000	$250,000	5,000,000	$5,000	884,997,399	$884,997	$87,833	$(2,281,646)	$(1,053,816)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

	For the Nine Months Ended
	Mar. 31, 2013	Mar. 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(646,814)	$(706,072)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,906	12,814
Loss on sale of equipment	9,667	-
Loss on derivative liabilities	17,901	-
Consulting expenses (share based payments)	34,200	-
Interest expense (share based payments)	46,250	-
Beneficial conversion feature amortization	233,361	48,709
Debt discount amortization	79,713	-

Change in operating assets and liabilities:
Accounts receivable	(92,840)	127,280
Advances	-	10,178
Inventory	2,199	(615)
Prepaid expenses	13,533	(5,573)
Notes receivable	(53,964)	-
Other assets	2,313	(3,250)
Accounts payable	66,985	124,291
Accrued expenses	(27,386)	10,219
Warranty liability	2,331	216
Other payables	249	3,696
Loans payable to shareholders	183,079	169,344
Payments on loans payable to shareholders	(14,300)	(5,360)
Accrued interest (related parties)	(5,596)	8,507

Net cash used in operating activities	(140,213)	(205,616)

Cash flows from investing activities:

Purchase of property and equipment	(1,500)	(13,082)

Net cash used in investing activities	(1,500)	(13,082)

Cash flows from financing activities:
Payments on long-term debt	-	(3,046)
Proceeds from convertible notes payable	155,000	120,000

Net cash flows provided by financing activities	155,000	116,954

Increase / (decrease) in cash	13,287	(101,744)

Cash at beginning of period	7,008	111,741

Cash at end of period	$20,295	$9,997

Cash paid for:

Interest	$12,086	$36,824
Interest (related parties)	$8,283	$7,334

Non-cash activities:

Stock issued for loans and interest	$304,800	$-
Stock issued for shareholder loans and interest	$1,216	$25,000
Derivative liability and beneficial conversion features	$278,333	$51,427
Reclassification of loans payable to shareholders to
convertible notes payable	$316,117	$-

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2013 and June 30, 2012

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

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2012. The results of operations for the nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013.

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

NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and other payables approximate fair value due to their short maturities. Carrying values of notes receivable, convertible notes payable, derivative liabilities and long-term debt approximate fair values as they approximate market rates of interest. None of our financial instruments are held for trading purposes.

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

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2013 and June 30, 2012
NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

Derivative liabilities, described in Note 9, are classified as Level 2.

NOTE 4.   FRANCHISE FEE RECOGNITION POLICY

The Company recognizes franchise fee revenue from an individual franchise sale when all of the following conditions have been met:

(i)	The Company has no remaining obligation or intent to refund any cash received or forgive any unpaid notes or receivables;
(ii)	Substantially all of the initial services required by the franchise agreement have been performed by us;
(iii)	No other material conditions or obligations related to the determination of substantial performance exist.

NOTE 5.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Mar. 31, 2013	Jun. 30, 2012

Paint and materials	$300	$4,499

Total inventory	$300	$4,499

The inventory consists primarily of paint and pre-fabricated items used in parking lot maintenance, and is valued at a lower of cost or market value.

NOTE 6.  PREPAID EXPENSES

As of March 31, 2013, the balance of prepaid expenses was $0.  As of June 30, 2012, the balance of prepaid expenses was $13,533, representing $8,770 of consulting and $4,763 of contract labor, materials and equipment rentals.

NOTE 7.  NOTES RECEIVABLE

Effective July 1, 2012, the Company sold its first franchise. Of the total $35,000 franchise fee, $28,000 was financed under a note, with a term of 38 months, and annual interest rate of 7%. As of March 31, 2013, balance under the Note was $21,838.  Principal received for the nine months ended March 31, 2013 was $6,162.  Interest income for the same period was $1,328.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2013 and June 30, 2012

NOTE 7.  NOTES RECEIVABLE - continued

Effective December 15, 2012, the Company sold its second franchise.  Of the total $35,000 franchise fee, $34,000 was financed. Under the agreement, franchisee will pay for the first nine months 10% of gross revenue toward the balance, which will not accrue any interest. If any balance will remain at the end of that term, it will be placed into an interest bearing note. As of March 31, 2013, balance under the Note was $32,504.

On January 1, 2013, the Company sold equipment to the second franchisee and financed the total amount of $5,000 under a note, with a term of 36 months, and annual interest rate of 7%. As of March 31, 2013, balance under the Note was $4,622. Principal received for the three months ended March 31, 2013 was $378.  Interest income for the same period was $85.

NOTE 8.  WARRANTIES

The Company warrants the work for one year after completion of a project.  Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months.  As of March 31, 2013 and June 30, 2012, the balances of warranty liability were $9,365 and $7,034, respectively.  Warranty expenses for the nine months ended March 31, 2013 and 2012, were $3,036 and $4,408, respectively, which are included in the Cost of revenues on the Statements of Operations.

NOTE 9.  CONVERTIBLE NOTES PAYABLE

In January of 2011, the Company signed a Convertible Note agreement. Under the agreement, the Company can borrow up to $500,000, on an as needed basis.  Interest on outstanding balance is due monthly, at a rate of 36% per year.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2014 (extended term), unless the agreement is further extended, with consent of both parties.

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

On November 1, 2011, the Company received $100,000 as the third advance under the Note.  The Company recorded $42,857 related to the deemed beneficial conversion feature of this advance, of which $17,143 has been amortized to interest expense in the accompanying statements of operations for each of the nine months ended March 31, 2013 and 2012.

On March 27, 2012, the Company received $20,000 as the fourth advance under the Note. The Company recorded $3,148 related to the deemed beneficial conversion feature of this advance, of which $2,099 has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2013.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2013 and June 30, 2012
NOTE 9.  CONVERTIBLE NOTES PAYABLE - continued

On May 4, 2012, the Company received $20,000 as the fifth advance under the Note. The Company recorded $1,584 related to the deemed beneficial conversion feature of this advance, of which $1,188 has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2013.

On August 22, 2012, the Company received $46,000 as the sixth advance under the Note. The Company recorded $36,853 related to the deemed beneficial conversion feature of this advance, all of which has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2013.

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

During February and March of 2013, the Company issued 241,414,413 shares of common stock for the total amount of $18,662, representing $6,367 of principal and $6,340 of interest outstanding under the note; and $5,955 of fees related to conversions.

As of March 31, 2013 and June 30, 2012, combined principal balances outstanding under the Note were $82,662 and $209,223, respectively; net of unamortized beneficial conversion features of $0 and $20,429, respectively.  Balances of interest accrued under the Note as of March 31, 2013 and June 30, 2012, were $2,820 and $14,501, respectively.

On April 8, 2012, the Company issued a convertible promissory note in the amount of $25,000, bearing interest at a rate of 20% per annum. The note is unsecured and matured on December 1, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $24,770 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2013.  During January and February of 2013, $22,559 of principal outstanding under the note was converted into 150,293,000 shares of common stock of the company. As of March 31, 2013 and June 30, 2012, the principal balances were $2,441 and $25,000, respectively, and accrued interest balances were $3,747 and $1,109, respectively.

On May 25, 2012, the Company issued a convertible promissory note in the amount of $40,000, bearing interest at a rate of 8% per annum. The note is unsecured and matured on February 21, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the Note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $32,727. During November and December of 2012, $23,000 of principal balance was converted into 55,523,267 shares of common stock of the company. During January and February of 2013, remaining $17,000 of principal balance was converted into 83,578,877 shares of common stock of the company. As of March 31, 2013 and June 30, 2012, principal balances of the note were $0 and $40,000, respectively. As of March 31, 2013 and June 30, 2012, balances of the debt discount were $0 and $29,091, respectively. For the nine months ended March 31, 2013, amortization of the debt discount was $29,091, reflected on the accompanying statements of operations as interest expense. As of March 31, 2013, accrued interest balance was $1,600.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2013 and June 30, 2012

NOTE 9.  CONVERTIBLE NOTES PAYABLE - continued

On July 13, 2012, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matured on March 29, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $26,591. During March of 2013, $3,000 of principal balance was converted into 50,000,000 share of common stock of the company. As of March 31, 2013, principal balance of the note was $29,500. As of March 31, 2013, balance of the debt discount was $0. For the nine months ended March 31, 2013, amortization of the debt discount was $26,591, reflected on the accompanying statements of operations as interest expense.

On October 2, 2012, the Company issued a convertible promissory note in the amount of $42,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on June 13, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $34,772. As of March 31, 2013, balance of the debt discount was $11,591. For the nine months ended March 31, 2013, amortization of the debt discount was $23,181, reflected on the accompanying statements of operations as interest expense.

On February 25, 2013, the Company issued a convertible promissory note in the amount of $16,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on November 22, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $7,425. As of March 31, 2013, balance of the debt discount was $6,575. For the nine months ended March 31, 2013, amortization of the debt discount was $850, reflected on the accompanying statements of operations as interest expense.

As of March 31, 2013 and June 30, 2012, derivative liabilities for the convertible promissory notes totalled $66,333 and $32,727, respectively, including a reduction of $35,182 due to conversions noted earlier. For the nine months ended March 31, 2013, loss on derivative liabilities was $17,901, calculated as the difference between relief of derivative liability and excess of fair market value of shares received for conversion over principal amount of conversion (due to discount).

On December 5, 2012, the Company issued a convertible promissory note to Kristy D. O’Neal, who resigned from her position of Secretary and from the Board of Directors on the previous day. Principal of the Note - $105,897, represents amount owed to her as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $52,949 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2013.  As of March 31, 2013, the principal balance remained unchanged, and accrued interest balance was $1,711.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2013 and June 30, 2012
NOTE 9.  CONVERTIBLE NOTES PAYABLE - continued

On December 5, 2012, the Company issued a convertible promissory note to Scott O’Neal, who resigned from the Board of Directors on the previous day. Principal of the Note - $210,200, represents amount owed to him as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $105,100 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2013.  As of March 31, 2013, the principal balance remained unchanged, and accrued interest balance was $3,397.

On December 27, 2012, the Company issued a convertible promissory note in the amount of $5,000, bearing interest at a rate of 20% per annum. The note is unsecured and matures on June 19, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $2,143 related to the deemed beneficial conversion feature of this note, of which $1,158 has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2013.

On February 28, 2013, the Company issued a convertible promissory note in the amount of $12,500, bearing interest at a rate of 20% per annum. The note is unsecured and matures on November 27, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $12,500 related to the deemed beneficial conversion feature of this note, of which $1,390 has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2013.

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

NOTE 11.  RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2013 and 2012, the Company accrued $117,000 and $99,000, respectively, in salaries payable to its officers and major shareholders, which are reflected in Loans payable to shareholders. For the same periods, the Company accrued $50,000 and $90,000, respectively, to the officers and directors who resigned in December of 2012. As of March 31, 2013, these individuals are no longer considered insiders, and balances of their shareholder notes were transferred to convertible notes payable.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2013 and June 30, 2012
NOTE 11.  RELATED PARTY TRANSACTIONS - continued

As of March 31, 2013 and June 30, 2012, the balances of shareholder notes were $403,922 and $552,466, respectively. The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  As of March 31, 2013 and June 30, 2012, accrued interest payable on the notes was $9,366 and $14,962, respectively. Interest paid during the nine months ended March 31, 2013 and 2012, was $8,283 and $7,334, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

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

NOTE 12.  COMMITMENTS AND CONTINGENCIES

On December 14, 2012, the Company re-negotiated its office lease and moved to a smaller location.  Current lease is for $1,625 a month, and will expire on September 30, 2014.  For the fiscal years following March 31, 2013, future rents under this agreement are as follows:

2013	$4,875
2014	19,500
2015	4,875

Total	$29,250

Rent expenses for the nine months ended March 31, 2013 and 2012, were $22,711 and $34,034, respectively.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2013 and June 30, 2012

NOTE 13.  OPERATING SEGMENTS

During the period from inception through June 30, 2012, the Company operated as a single business segment. Starting July 1, 2012 the franchise segment was added.  Table below reflects segment information for the three and nine months ended March 31, 2013:

	Operations	Franchise	Total
Three Months Ended March 31, 2013
Revenues	$320,474	$-	$320,474
Franchise fees	-	3,037	3,037
Royalties	-	4,265	4,265
Total Revenues	$320,474	$7,302	$327,776

Cost of revenues	$229,059	$-	$229,059
Sales and marketing expenses	19,207	500	19,707
General and administrative expenses	87,678	19,860	107,538
Depreciation and amortization	2,540	-	2,540
Interest income	-	491	491
Net income/(loss)	(83,485)	(12,566)	(96,051)

Nine Months Ended March 31, 2013
Revenues	$778,160	$-	$778,160
Franchise fees		73,037	73,037
Royalties		11,197	11,197
Total Revenues	$778,160	$84,234	$862,394

Cost of revenues	$591,154	$-	$591,154
Sales and marketing expenses	56,382	500	56,882
General and administrative expenses	391,812	55,892	447,704
Depreciation and amortization	8,906	-	8,906
Interest income	-	1,413	1,413
Net income/(loss)	(676,069)	29,255	(646,814)

As of March 31, 2013
Property and equipment, net	$27,210	$-	$27,210
Total assets	209,236	58,964	268,200

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
March 31, 2013 and June 30, 2012

NOTE 14.  PREFERRED STOCK - continued

On October 9, 2012, Danielle O’Neal, our Secretary and Director, exchanged 8,890,000 shares of common stock for 889,000 shares of Class B convertible preferred stock, based on the conversion ratio designated for Class B shares.

On March 12, 2013, Renee Gilmore, our President, CEO and Director, acquired 50,000 shares of Class A convertible preferred stock, and 1,165,500 shares of Class B convertible preferred stock in exchange for $1,216 owed to her, based on the market price of equivalent number of shares of common stock of the company.

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

During February and March of 2013, the Company issued 241,414,413 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $12,707, and fees of $5,955.

During March of 2013, the Company issued 50,000,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on July 13, 2012, in the amount of $3,000.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
March 31, 2013 and June 30, 2012

NOTE 16.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,098,767 and an accumulated deficit of $2,281,646 at March 31, 2013, and a net loss of $646,814 and negative operating cash flows of $140,213 for the nine months ended March 31, 2013.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

●
Franchise Development – Marketing the Firemans Contractors® franchise concept and licensing of Company’s Service Marks, with the short-term objective of establishing ten new franchisees during calendar year 2013.

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

Operating Results

For the three month periods ended March 31, 2013 and 2012, we have generated revenues of $327,776 and $102,195, respectively. Revenue for the third quarter of fiscal year 2013 includes $7,302 of revenues from franchising. We’ve incurred net losses for the same periods of $96,051 and $242,854.

For the nine month periods ended March 31, 2013 and 2012, we have generated revenues of $862,394 and $546,522, respectively. Revenue for the first nine months of fiscal year 2013 includes $84,234 of revenues from franchising. We’ve incurred net losses for the same periods of $646,814 and $706,072.

As of March 31, 2013, the Company had assets of $268,200, and total liabilities of $1,322,016.  As of June 30, 2012, the Company had assets of $158,410, and total liabilities of $1,168,255.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2013 and June 30, 2012, the Company had $20,295 and $7,008 of cash, respectively. Sales of our common stock and borrowings under the convertible note agreement have been the primary source of these funds.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We are presently able to meet our obligations as they come due.  At March 31, 2013, we had a working capital deficit of $1,098,797, which included $413,298 owed to related parties, mainly for accrued compensation. At June 30, 2012, we had a working capital deficit of $1,071,378, which included $567,428 owed to related parties, mainly for accrued compensation.

In January of 2011 we secured a line of credit, by executing a Convertible Note Agreement.  Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on the outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at a 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2014 (one year term, with one year extensions), unless the agreement is further extended, with the consent of both parties.  As of March 31, 2013, the Company received $306,000 in six separate installments. We believe this line of credit should be sufficient to ensure that the Company is able to meet its obligations for the next 12 months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013.

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

Changes in internal control over financial reporting

During the quarter ended on March 31, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration	claimed	or exercise
03/06/13	75,766,870	Common Stock	Debt Conversion and fees - $3,031	Reg. D	None
03/13/13	32,200,000	Common Stock	Debt Conversion and fees - $1,610	Reg. D	None
03/22/13	50,000,000	Common Stock	Debt Conversion - $3,000	Reg. D	None
04/01/13	26,666,667	Common Stock	Debt Conversion - $1,600	Reg. D	None
04/02/13	36,666,667	Common Stock	Debt Conversion - $2,200	Reg. D	None

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