Form 10-K
period 2013-06-30
Firemans Contractors, Inc.
filed 2013-10-16
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

Commission file number: 005-86954
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter – $694,700.

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding on October 10, 2013, was 27,856,885.

The number of shares of the registrant’s Class A Convertible Preferred Stock, par value $1.00, outstanding on October 10, 2013, was 250,000.

The number of shares of the registrant’s Class B Convertible Preferred Stock, par value $.001, outstanding on October 10, 2013, was 5,000,000.

PART I

ITEM 1.  BUSINESS

In this Annual Report on Form 10-K, “we”, “us”, “our”, “Firemans Contractors”, “Company” or similar terms are references to Firemans Contractors, Inc., unless the context clearly indicates otherwise. We were incorporated in the state of Nevada on August 21, 2009. Our offices are currently located at 2313 E Loop 820 N, Fort Worth, Texas 76118. Our telephone number is (800) 475-1479.

On August 19, 2013, the Company filed a Certificate of Change regarding a 1 for 50 shares reverse stock split of its Common Stock. The split was effective September 3, 2013. The information contained in this report reflects retroactive application of the split.

Overview

Firemans Contractors, Inc. is a full service contracting company specializing in commercial painting and parking lot maintenance services.

Founded by a Fireman, Aaron Gilmore, Firemans Contractors deals with customers, contractors, vendors and communities on the basis of honor and integrity.

Our vision is to develop a franchise system based upon the Company’s current business model, offering parking lot maintenance services in the commercial markets throughout the United States. On July 1, 2012, the first, and on December 15, 2012, the second franchisee of the Firemans Contractors® concept began operations in North Texas.

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

Strategic Marketing Plan

The parking lot striping and maintenance service industry is very fragmented, consisting of a few national companies and numerous small, privately held and regional operators. The market for parking lot maintenance services is underserved. Residential, commercial and industrial painting is done every 7 years. Parking lot maintenance currently needs service every 1-3 years. Americans with Disabilities Act compliance and local city requirements significantly affects demand for such services.

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
- Generate enough revenue to expand operations through a franchise model.

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

ITEM 1.  BUSINESS - continued

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

For the fiscal years 2013 and 2012, we have incurred total net losses of $1,662,123. Though we have generated revenues of $1,803,114 for the same period, we anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

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

As of October 10, 2013, our insiders beneficially own approximately 4% of our stock, and have approximately 96% of the voting power. As a result, our executive officers, directors and affiliated persons, if some or all of them acted in concert, would have the ability to control our company and determine the outcome of matters requiring security holder approval, including being able to:

●	elect or defeat the election of our directors;

●	amend or prevent amendment of our articles of incorporation or bylaws;

●	effect or prevent a merger, sale of assets or other corporate transaction; and

●	affect the outcome of any other matter submitted to the stockholders for vote.

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

As of October 10, 2013, we are authorized to issue up to 600,000,000 shares of common stock, of which 27,856,885 shares are issued and outstanding. We are authorized to issue up to 350,000 shares of Class A convertible preferred stock, of which 250,000 shares are issued and outstanding.  We are authorized to issue up to 40,000,000 shares of Class B convertible preferred stock, of which 5,000,000 shares are issued and outstanding.  Our Board of Directors has the authority to cause us to issue additional shares of stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. Any sale of stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting for all our current operations. The process of implementing our internal controls and complying with Section 404 is expensive and time - consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

●	the number of new products and services released by us and our competitors;

●	the amount we reserve against returns and allowances;

●	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

●	the popularity of new products and services, and products and services released in prior periods;

●	changes in pricing policies by us or our competitors;

●	fluctuations in the size and rate of growth of overall consumer demand for our products and services;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	our success in entering new geographic markets;

●	accounting rules governing recognition of revenue;

●	the timing of compensation expense associated with equity compensation grants; and

ITEM 1A.  RISK FACTORS - continued

●	decisions by us to incur additional expenses, such as increases in marketing or research and development.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in decreases in the trading price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are currently at 2313 E Loop 820 N, Fort Worth, TX 76118.   These premises are leased under an agreement expiring September 30, 2014, at a monthly rate of $1,625. We believe our current premises are adequate for our current operations and we do not anticipate that we will require additional premises in the next 12 to 18 months.  We do not have any investments or interests in any real estate.  Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

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

On August 19, 2013, the Company filed a Certificate of Change regarding a 1 for 50 shares reverse stock split of its Common Stock. The split was effective September 3, 2013. The information contained in this report reflects retroactive application of the split.

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Period	High	Low

September 19, 2011 - September 30, 2011	$8.00	$5.00
October 1, 2011 - December 31, 2011	$6.50	$3.05
January 1, 2012 - March 31, 2012	$6.50	$1.51
April 1, 2012 - June 30, 2012	$3.65	$0.11
July 1, 2012 - September 30, 2012	$0.70	$0.09
October 1, 2012 - December 31, 2012	$0.17	$0.02
January 1, 2013 - March 31, 2013	$0.04	$0.005
April 1, 2013 - June 30, 2013	$0.01	$0.005

Prices may represent inter-dealer prices without retail markup, markdowns, or commissions, and may not represent actual transactions.

Holders

As of October 10, 2013, there were 103 stockholders of record of our stock. Some holders of our common stock are “street name” or beneficial holders, whose shares are held by brokers and other financial institutions.

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

Unregistered Sales of Equity Securities.

Information regarding unregistered sales not included in previous reports:

				Exemption
				From	Terms of
Date				Regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
09/20/13	946,704	Common Stock	Debt Conversion and fees - $2,367	Reg. D	None
09/26/13	1,362,358	Common Stock	Debt Conversion and fees - $1,635	Reg. D	None
09/26/13	1,850,000	Common Stock	Debt conversion - $1,480	Reg. D	None
10/01/13	3,800,000	Common Stock	Debt conversion - $3,040	Reg. D	None
10/07/13	931,158	Common Stock	Debt Conversion and fees - $745	Reg. D	None

ITEM 6.  SELECTED FINANCIAL DATA

We have derived the following selected financial information as of June 30, 2013 and 2012, and for the fiscal years then ended from our audited financial statements included in Item 8 of this annual report. The selected financial information below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and our audited financial statements and related notes included in Item 8 of this annual report.

	Fiscal	Fiscal
	Year Ended	Year Ended
Statement of Operations	June 30, 2013	June 30, 2012

Revenues	$1,100,819	$702,295

Operating Loss	$(320,432)	$(726,403)

Net Loss	$(758,449)	$(903,674)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.56)

Weighted average number of common shares outstanding	9,897,014	1,627,926

	June 30,	June 30,
Balance Sheet Data	2013	2012

Total Assets	$215,549	$158,410
Total Liabilities	1,375,733	1,168,255
Total Stockholders’ Deficit	(1,160,184)	(1,009,845)
Total Liabilities and Stockholders' Deficit	$215,549	$158,410

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

Effective August 16, 2011 the Company filed an amendment with the Nevada Secretary of State to authorize Class A convertible preferred stock in the amount of 250,000 shares at $1.00 par value.  Class A shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class A stock is ranked senior and prior to the Corporation’s common stock as to dividends and upon liquidation. Class A shares have liquidation rights of $10 per share, and are entitled to 1,000 votes each, on any matters requiring shareholders’ vote. Five shares of Class A stock can be converted into one share of common stock at any time, upon demand from of the holder.

Effective July 6, 2012, the Company filed an amendment with the Nevada Secretary of State to authorize Class B convertible preferred stock in the amount of 5,000,000 shares at $0.001 par value.  Class B shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class B stock is ranked junior and subsequent to Class A convertible preferred stock, but senior and prior to the Corporation’s common stock as to dividends and upon liquidation. Class B shares have liquidation rights of $0.10 per share, and are entitled to 100 votes each, on any matters requiring shareholders’ vote. Five shares of Class B stock can be converted into one share of common stock at any time, upon demand from the holder.

Effective August 3, 2012, the Company filed an amendment with the Nevada Secretary of State to increase number of authorized Common Stock from 4,000,000 to 8,000,000 shares. Copy of the Amendment to the Article of Incorporation is attached as exhibit to this filing.

Effective November 19, 2012, the Company filed an amendment with the Nevada Secretary of State to increase the number of authorized Common Stock from 8,000,000 to 19,000,000 shares.

On August 19, 2013, the Company filed a Certificate of Change regarding a 1 for 50 shares reverse stock split. The split was effective September 3, 2013. Corresponding change resulted in 19,000,000 shares of Common Stock being authorized.

Effective August 22, 2013, the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of all Classes of Stock: Common Stock – from 19,000,000 to 600,000,000 shares; Class A – from 250,000 to 350,000 shares; and Class B – from 5,000,000 to 40,000,000 shares.

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

●
Franchise Development – Begin marketing the Firemans Contractors® franchise concept and licensing of Company’s Service Marks, with the short-term objective of establishing five new franchisee candidates during 2013.

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

Operating Results

For the fiscal years ended June 30, 2013 and 2012, we have generated revenues of $1,100,819 and $702,295, respectively. Revenue for the 2013 fiscal year includes $91,246 revenues from franchising. Net losses for the same periods were $758,449 and $903,674, respectively.

For the fiscal years ended June 30, 2013 and 2012, costs of revenues were $791,382 and $597,137, respectively.

For the fiscal years ended June 30, 2013 and 2012, operating losses were $320,432 and $726,403, respectively.

As of June 30, 2013 and 2012, the Company had assets of $215,549 and $158,410, respectively; and total liabilities of $1,375,733 and $1,168,225, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of June 30, 2013 and 2012, the Company had $18,112 and $7,008 of cash, respectively. Loans and sales of our common stock have been the primary source of these funds.

We are presently able to meet our obligations as they come due.  At June 30, 2013, we had a working capital deficit of $1,199,931, which included $460,480 owed to related parties, mainly for accrued compensation. At June 30, 2012, we had a working capital deficit of $1,071,378, which included $567,428 owed to related parties, mainly for accrued compensation.

In January of 2011 we secured a line of credit, by executing a Convertible Note Agreement.  Under the agreement, the Company can borrow up to $500,000, on as needed basis.  Interest on the outstanding balance is due monthly, at a rate of 36% per year, with no schedule set for principal repayments.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at a 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2014, unless the agreement is extended, with the consent of both parties.  During the fiscal years ended June 30, 2013 and 2012, the Company received $46,000 and $140,000, respectively, as advances under this agreement. We believe this line of credit should be sufficient to ensure that the Company is able to meet its obligations for the next 12 months.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets - June 30, 2013 and 2012	F-2

Statements of Operations - For the Fiscal Years Ended June 30, 2013 and 2012	F-3

Statement of Stockholders' Deficit - For the Fiscal Years Ended June 30, 2013 and 2012	F-4 to F-5

Statements of Cash Flows - For the Fiscal Years Ended June 30, 2013 and 2012	F-6

Notes to Financial Statements - June 30, 2013 and 2012	F-7 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Fireman’s Contractors, Inc.

We have audited the accompanying balance sheets of Fireman’s Contractors, Inc. (the “Company”), as of June 30, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, as of June 30, 2013, the Company has an accumulated deficit of $2,393,281 and negative working capital of $1,199,931, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn, LLP

Dallas, Texas
October 16, 2013

Firemans Contractors, Inc.
Balance Sheets

	Jun. 30, 2013	Jun. 30, 2012
ASSETS

Current assets

Cash	$18,112	$7,008
Accounts receivable	117,315	66,966
Inventory	-	4,499
Prepaid expenses	-	13,533
Current portion of notes receivable	40,375	-

Total current assets	175,802	92,006

Property and equipment, less accumulated depreciation of	24,669	62,466
$19,136 and $34,276, respectively
Note receivable	13,453	-
Other assets	1,625	3,938

TOTAL ASSETS	$215,549	$158,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$274,806	$224,931
Accrued expenses	66,583	76,412
Accrued interest (related parties)	12,191	14,962
Warranty liability	10,096	7,034
Other payables	5,275	20,888
Current portion of long-term debt	-	4,314
Convertible notes payable, net of unamortized beneficial conversion
features of $11,040 and $65,001, respectively	493,960	229,650
Derivative liability	64,533	32,727
Loans payable to shareholders	448,289	552,466

Total current liabilities	1,375,733	1,163,384

Long-term debt, net of current maturities	-	4,871

Total liabilities	1,375,733	1,168,255

Commitments and contingencies

Stockholders' deficit

350,000 shares Class A Convertible preferred stock
authorized at $1.00/par value ($10 liquidation preference)
250,000 and 200,000 issued and outstanding, respectively	250,000	200,000
40,000,000 shares Class B Convertible preferred stock
authorized at $0.001/par value ($0.10 liquidation preference)
5,000,000 and 0 issued and outstanding, respectively	5,000	-
600,000,000 shares common stock
authorized at $0.001/par value
18,966,619 and 1,785,129 issued and outstanding, respectively	18,967	1,786
Additional paid-in capital	959,130	423,201
Accumulated deficit	(2,393,281)	(1,634,832)

Total stockholders' deficit	(1,160,184)	(1,009,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$215,549	$158,410

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended
	Jun. 30, 2013	Jun. 30, 2012

Revenues	$1,009,573	$702,295
Franchise fees and royalties	91,246	-
Total revenues	1,100,819	702,295

Cost of revenues (exclusive of
depreciation shown separately below)	791,382	597,137
Sales and marketing expenses	82,522	171,305
General and administrative expenses	526,235	643,055
Loss on sale of equipment	9,666	-
Depreciation and amortization	11,446	17,201

Total operating expenses	1,421,251	1,428,698

Operating loss	(320,432)	(726,403)

Other income/(loss)
Interest income	1,861	5
Loss on derivative liabilities	(17,567)	-
Interest expense (related parties)	(25,513)	(22,522)
Interest expense	(396,798)	(154,754)

Total other loss	(438,017)	(177,271)

Loss before taxes	(758,449)	(903,674)

Income tax (expense) benefit	-	-

Net loss	$(758,449)	$(903,674)

Basic and diluted loss per share	$(0.08)	$(0.56)

Basic and diluted weighted average
number of common shares outstanding	9,897,014	1,627,926

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders' Deficit
For the Fiscal Years Ended June 30, 2013 and 2012

	Class A Convertible		Class B Convertible				Additional
	preferred stock		preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance June 30, 2011	-	$-	-	$-	1,603,600	$1,604	$466,024	$(731,158)	$(263,530)

Stock issued for shareholder loans @ $0.125/sh. Aug. 2011	200,000	200,000					(175,000)		25,000
Stock issued for note conv. @ $1.375/sh. Apr. 2012					14,545	15	19,985		20,000
Stock issued for note conv. @ $0.50/sh. May. 2012					40,000	40	19,960		20,000
Stock issued for note conv. @ $0.1575/sh. May. 2012					126,984	127	19,873		20,000
Beneficial conversion features							72,359		72,359
Net loss								(903,674)	(903,674)

Balance June 30, 2012	200,000	$200,000	-	$-	1,785,129	$1,786	$423,201	$(1,634,832)	$(1,009,845)

Share Exchange Jul. 2012			2,000,000	2,000	(400,000)	(400)	(1,600)		-
Stock issued for services @ $0.17/sh. Jul. 2012					60,000	60	10,140		10,200
Stock issued for note conv. @ $0.054/sh. Aug. 2012					1,140,851	1,141	60,186		61,327
Stock issued for note conv. @ $0.092/sh. Aug. 2012					162,955	163	14,837		15,000
Stock issued for services @ $0.40/sh. Aug. 2012					60,000	60	23,940		24,000
Stock issued for note conv. @ $0.06/sh. Sep. 2012					1,426,382	1,426	84,169		85,595
Stock issued for note conv. @ $0.045/sh. Oct. 2012					555,556	556	24,444		25,000
Stock issued for note conv. @ $0.0475/sh. Oct. 2012					287,508	287	13,370		13,657
Share Exchange Oct. 2012			1,834,500	1,835	(366,900)	(367)	(1,468)		-
Stock issued for note conv. @ $0.015/sh. Oct. 2012					333,333	333	4,667		5,000
Stock issued due to reset provision Oct. 2012					358,942	359	(359)		-
Stock issued for note conv. @ $0.0175/sh. Nov. 2012					266,667	266	4,401		4,667
Stock issued for note conv. @ $0.025/sh. Nov. 2012					413,333	413	9,920		10,333
Stock issued for note conv. @ $0.0275/sh. Nov. 2012					272,727	273	7,227		7,500

Statements of Stockholders' Deficit - continued

Stock issued for note conv. @ $0.024/sh. Dec. 2012					279,168	279	6,421		6,700
Stock issued for note conv. @ $0.0175/sh. Dec. 2012					280,000	280	4,620		4,900
Stock issued for note conv. @ $0.014/sh. Dec. 2012					278,572	279	3,621		3,900
Stock issued for note conv. @ $0.012/sh. Jan. 2013					275,000	275	3,025		3,300
Stock issued for note conv. @ $0.0125/sh. Jan. 2013					312,000	312	3,588		3,900
Stock issued for note conv. @ $0.011/sh. Jan. 2013					563,637	564	5,636		6,200
Stock issued for note conv. @ $0.01/sh. Jan. 2013					1,317,860	1,318	11,860		13,178
Stock issued for note conv. @ $0.005/sh. Jan. 2013					383,000	383	1,532		1,915
Stock issued for note conv. @ $0.0085/sh. Feb. 2013					552,942	553	4,147		4,700
Stock issued for note conv. @ $0.004/sh. Feb. 2013					1,273,000	1,273	5,092		6,365
Stock issued for note conv. @ $0.004/sh. Feb. 2013					1,712,952	1,713	5,139		6,852
Stock issued for note conv. @ $0.0075/sh. Feb. 2013					956,000	956	6,214		7,170
Stock issued for note conv. @ $0.002/sh. Mar. 2013					1,515,338	1,515	1,516		3,031
Stock issued for note conv. @ $0.0025/sh. Mar. 2013					644,000	644	966		1,610
Stock issued for note conv. @ $0.003/sh. Mar. 2013					1,000,000	1,000	2,000		3,000
Stock issued for s/h note conv. @ $0.001/sh. Mar. 2013	50,000	50,000	1,165,500	1,165			(49,949)		1,216
Stock issued for note conv. @ $0.003/sh. Apr. 2013					1,266,667	1,267	2,533		3,800
Beneficial conversion features							264,094		264,094
Net loss								(758,449)	(758,449)

Balance June 30, 2013	250,000	$250,000	5,000,000	$5,000	18,966,619	$18,967	$959,130	$(2,393,281)	$(1,160,184)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	Jun. 30, 2013	Jun. 30, 2012
Cash flows from operating activities:

Net loss	$(758,449)	$(903,674)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	11,446	17,201
Loss on sale of equipment	9,666	-
Loss on derivative liabilities	17,567	-
Consulting expenses (share based payments)	34,200	-
Interest expense (share based payments)	47,850	29,652
Beneficial conversion feature amortization	238,516	68,014
Debt discount amortization	93,779	3,636

Change in operating assets and liabilities:
Accounts receivable	(50,349)	91,938
Advances	-	10,178
Inventory	2,499	(198)
Prepaid expenses	13,533	(9,585)
Notes receivable	(48,828)	-
Other assets	2,313	(3,250)
Accounts payable	49,875	175,762
Accrued expenses	(9,829)	9,230
Warranty liability	3,062	(779)
Other payables	(9,613)	18,268
Loans payable to shareholders	229,787	232,344
Payments on loans payable to shareholders	(16,650)	(38,554)
Accrued interest (related parties)	(2,771)	10,110

Net cash used in operating activities	(142,396)	(289,707)

Cash flows from investing activities:

Purchase of property and equipment	(1,500)	(15,582)

Net cash used in investing activities	(1,500)	(15,582)

Cash flows from financing activities:
Payments on long-term debt	-	(4,444)
Proceeds from convertible notes payable	155,000	205,000

Net cash flows provided by financing activities	155,000	200,556

Increase/(decrease) in cash and cash equivalents	11,104	(104,733)

Cash at beginning of period	7,008	111,741

Cash at end of period	$18,112	$7,008

Cash paid for:

Interest	$11,720	$39,402
Interest (related parties)	$10,843	$12,412

Non-cash activities:

Stock issued for loans and interest	$308,600	$60,000
Stock issued for shareholder loans and interest	$1,216	$25,000
Derivative liability and beneficial conversion features	$279,933	$105,086
Reclassification of loans payable to shareholders to
convertible notes payable	$316,117	$-

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2013 and 2012

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Firemans Contractors, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on August 21, 2009.  Firemans Contractors is a full service painting company, focusing on residential, commercial and industrial parking lot striping, and parking lot maintenance services.

On August 19, 2013, the Company filed a Certificate of Change regarding a 1 for 50 shares reverse stock split of its Common Stock. The split was effective September 3, 2013. The accompanying financial statements reflect retroactive application of the split.

NOTE 2.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,199,931 and an accumulated deficit of $2,393,281 at June 30, 2013, and a net loss of $758,449 and negative operating cash flows of $142,396 for the fiscal year ended June 30, 2013.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  The Company operates on a June year end fiscal basis.

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

c.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There are no restrictions on Company’s cash.  At June 30, 2013 and 2012, balances in Company’s cash accounts did not exceed federally insured limits.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2013 and 2012

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

d.  Accounts Receivable

Accounts receivable are stated at amounts management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts.  Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. As of June 30, 2013 and 2012, no allowances had been recorded.

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

g.  Revenue Recognition

The Company’s revenue for painting and maintenance services is recognized only when all of the following criteria have been met:

(i)	Persuasive evidence for an agreement exists;
(ii)	Services have been performed;
(iii)	The fee is fixed or determinable; and
(iv)	Collectability is reasonably assured.

The Company’s revenue for royalties from franchisees is recognized monthly, based on billing done by the franchisees in the previous month.

h.  Franchise Fee Recognition

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

i.  Warranties

The Company warrants the work for one year after completion of a project.  Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months.  As of June 30, 2013 and 2012, the balances of warranty liability were $10,096 and $7,034, respectively.  Warranty expenses for the fiscal years ended June 30, 2013 and 2012, were $4,379 and $3,951, respectively, and are included in the Cost of revenues on the Statements of Operations.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2013 and 2012

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

j.  Equity-Based Payments to Non-Employees

The Company has issued common stock to non-employees for payment of services.  Measurement of the share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.

k.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

m.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and accounts receivable. The cash is on deposit with a large federally insured bank. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2013, approximately 46% of accounts receivable were concentrated with three customers. As of June 30, 2012, approximately 52% of accounts receivable were concentrated with two customers. The Company believes its credit policies are prudent and reflect normal industry terms and business risks.

NOTE 4.  INVENTORY

At each year end, respectively, the Company had the following inventory:

	Jun. 30, 2013	Jun. 30, 2012

Paint and materials	$-	$4,499

Total inventory	$-	$4,499

The inventory consisted primarily of paint and pre-fabricated items used in parking lot maintenance, and is valued at a lower of cost or market value. By the end of fiscal year the Company switched exclusively to use of subcontractors and stopped carrying any inventory.

NOTE 5.  PREPAID EXPENSES

As of June 30, 2012, the balance of prepaid expenses was $13,533, representing $8,770 of consulting and $4,763 of contract labor, materials and equipment rentals. The Company did not have any prepaid expenses as of June 30, 2013.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2013 and 2012

NOTE 6.  FAIR VALUE MEASUREMENTS

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

Derivative liabilities, described in Note 8, are classified as Level 2.

NOTE 7.  NOTES RECEIVABLE

Effective July 1, 2012, the Company sold its first franchise. Of the total $35,000 franchise fee, $28,000 was financed under a note, with a term of 38 months, and annual interest rate of 7%. As of June 30, 2013, balance under the Note was $19,711.  Principal received for the fiscal year ended June 30, 2013 was $8,289.  Interest income for the same period was $1,697.

Effective December 15, 2012, the Company sold its second franchise.  Of the total $35,000 franchise fee, $34,000 was financed. Under the agreement, franchisee will pay for the first nine months 10% of gross revenue toward the balance, which will not accrue any interest. If any balance will remain at the end of that term, it will be placed into an interest bearing note. As of June 30, 2013, balance under the Note was $29,880.

On January 1, 2013, the Company sold equipment to the second franchisee and financed the total amount of $5,000 under a note, with a term of 36 months, and annual interest rate of 7%. As of June 30, 2013, balance under the Note was $4,237. Principal received for the fiscal year ended June 30, 2013 was $763.  Interest income for the same period was $164.

NOTE 8.  CONVERTIBLE NOTES PAYABLE

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

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2013 and 2012

NOTE 8.  CONVERTIBLE NOTES PAYABLE - continued

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

On November 1, 2011, the Company received $100,000 as the third advance under the Note.  The Company recorded $42,857 related to the deemed beneficial conversion feature of this advance, of which $17,143 and $25,714 have been amortized to interest expense in the accompanying statements of operations for the fiscal years ended June 30, 2013 and 2012, respectively.

On March 27, 2012, the Company received $20,000 as the fourth advance under the Note. The Company recorded $3,148 related to the deemed beneficial conversion feature of this advance, of which $2,099 and $1,049 have been amortized to interest expense in the accompanying statements of operations for the fiscal years ended June 30, 2013 and 2012, respectively.

On May 4, 2012, the Company received $20,000 as the fifth advance under the Note. The Company recorded $1,584 related to the deemed beneficial conversion feature of this advance, of which $1,188 and $396 have been amortized to interest expense in the accompanying statements of operations for the fiscal years ended June 30, 2013 and 2012, respectively.

On August 22, 2012, the Company received $46,000 as the sixth advance under the Note. The Company recorded $36,853 related to the deemed beneficial conversion feature of this advance, all of which has been amortized to interest expense in the accompanying statements of operations for the fiscal year ended June 30, 2013.

During April and May of 2012, $60,000 outstanding under the Note was converted into 181,529 shares of common stock of the company, representing $30,348 of principal and $29,652 of interest.

During August and September of 2012, $161,922 outstanding under the Note was converted into 2,730,188 shares of common stock of the company, representing $131,607 of principal and $30,315 of interest.

During October and November of 2012, $58,657 outstanding under the Note was converted into 2,215,339 shares of common stock of the company, representing $55,016 of principal and $3,641 of interest.

During February and March of 2013, the Company issued 4,828,290 shares of common stock for the total amount of $18,662, representing $6,367 of principal and $6,340 of interest outstanding under the note; and $5,955 of fees related to conversions.

As of June 30, 2013 and 2012, combined principal balances outstanding under the Note were $82,662 and $209,223, respectively; net of unamortized beneficial conversion features of $0 and $20,429, respectively.  Balances of interest accrued under the Note as of June 30, 2013 and 2012, were $8,280 and $14,501, respectively.

On April 8, 2012, the Company issued a convertible promissory note in the amount of $25,000, bearing interest at a rate of 20% per annum. The note is unsecured and matured on December 1, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $24,770 related to the deemed beneficial conversion feature of this note, of which $17,624 and $9,289 have been amortized to interest expense in the accompanying statements of operations for the fiscal years ended June 30, 2013 and 2012, respectively. During January and February of 2013, $22,559 of principal outstanding under the note was converted into 3,005,860 shares of common stock of the company. As of June 30, 2013 and 2012, the principal balances were $2,441 and $25,000, respectively, and accrued interest balances were $3,747 and $1,109, respectively.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2013 and 2012

NOTE 8.  CONVERTIBLE NOTES PAYABLE - continued

On May 25, 2012, the Company issued a convertible promissory note in the amount of $40,000, bearing interest at a rate of 8% per annum. The note is unsecured and matured on February 21, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the Note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $32,727. During November and December of 2012, $23,000 of principal balance was converted into 1,110,467 shares of common stock of the company. During January and February of 2013, remaining $17,000 of principal balance was converted into 1,671,579 shares of common stock of the company. During April of 2013, $1,600 of accrued interest was converted into 533,333 shares of common stock of the company. As of June 30, 2013 and 2012, principal balances of the note were $0 and $40,000, respectively. As of June 30, 2013 and 2012, balances of the debt discount were $0 and $29,091, respectively. For the fiscal years ended June 30, 2013 and 2013, amortization of the debt discount was $29,091 and 3,636, respectively, reflected on the accompanying statements of operations as interest expense.

On July 13, 2012, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matured on March 29, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $26,591. During March of 2013, $3,000 of principal balance was converted into 1,000,000 shares of common stock of the company. During April of 2013, $2,200 of principal balance was converted into 733,334 shares of common stock of the company. As of June 30, 2013, principal balance of the note was $27,300. For the fiscal year ended June 30, 2013, amortization of the debt discount was $26,591, reflected on the accompanying statements of operations as interest expense.

On October 2, 2012, the Company issued a convertible promissory note in the amount of $42,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on June 13, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $34,772. For the fiscal year ended June 30, 2013, amortization of the debt discount was $34,772, reflected on the accompanying statements of operations as interest expense.

On February 25, 2013, the Company issued a convertible promissory note in the amount of $16,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on November 22, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $7,425. As of June 30, 2013, balance of the debt discount was $4,100. For the fiscal year ended June 30, 2013, amortization of the debt discount was $3,325, reflected on the accompanying statements of operations as interest expense.

As of June 30, 2013 and 2012, derivative liabilities for the convertible promissory notes totalled $64,533 and $32,727, respectively, including a reduction of $36,982 due to conversions noted earlier. For the fiscal year ended June 30, 2013, loss on derivative liabilities was $17,567, calculated as the difference between relief of derivative liability and excess of fair market value of shares received for conversion over principal amount of conversion (due to discount).

On December 5, 2012, the Company issued a convertible promissory note to Kristy D. O’Neal, who resigned from her position of Secretary and from the Board of Directors on the previous day. Principal of the Note - $105,897, represents amount owed to her as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $52,949 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for the fiscal year ended June 30, 2013.  As of June 30, 2013, the principal balance remained unchanged, and accrued interest balance was $3,062.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2013 and 2012

NOTE 8.  CONVERTIBLE NOTES PAYABLE - continued

On December 5, 2012, the Company issued a convertible promissory note to Scott O’Neal, who resigned from the Board of Directors on the previous day. Principal of the Note - $210,200, represents amount owed to him as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $105,100 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for the fiscal year ended June 30, 2013.  As of June 30, 2013, the principal balance remained unchanged, and accrued interest balance was $6,078.

On December 27, 2012, the Company issued a convertible promissory note in the amount of $5,000, bearing interest at a rate of 20% per annum. The note is unsecured and matures on June 19, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $2,143 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for the fiscal year ended June 30, 2013.

On February 28, 2013, the Company issued a convertible promissory note in the amount of $12,500, bearing interest at a rate of 20% per annum. The note is unsecured and matures on November 27, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $12,500 related to the deemed beneficial conversion feature of this note, of which $5,560 has been amortized to interest expense in the accompanying statements of operations for the fiscal year ended June 30, 2013.

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

NOTE 10.  RELATED PARTY TRANSACTIONS

For the fiscal years ended June 30, 2013 and 2012, the Company accrued $166,000 and $132,000, respectively, in salaries payable to its officers and major shareholders, which are reflected in Loans payable to shareholders. For the same periods, the Company accrued $50,000 and $120,000, respectively, to the officers and directors who resigned in December of 2012. As of June 30, 2013, these individuals are no longer considered insiders, and balances of their shareholder notes were transferred to convertible notes payable.

As of June 30, 2013 and 2012, the balances of shareholder notes were 448,289 and $552,466, respectively. The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  As of June 30, 2013 and 2012, accrued interest payable on the notes was $12,191 and $14,962, respectively. Interest paid during the fiscal years ended June 30, 2013 and 2012, was $10,843 and $12,412, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2013 and 2012

NOTE 10.  RELATED PARTY TRANSACTIONS - continued

On December 4, 2012, Ms. Kristy D. O’Neal resigned from her position of Secretary, and from the Board of Directors of the Company. On the following day, the Company issued to her a convertible note payable in the amount of $105,897, for the balance of shareholder note as of the date of resignation. The note is described above, in Note 8.

On December 4, 2012, Mr. Scott O’Neal resigned from the Board of Directors of the Company.  On the following day, the Company issued to him a convertible note payable in the amount of $210,200, for the balance of shareholder note as of the date of resignation. The note is described above, in Note 8.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

On December 14, 2012, the Company re-negotiated its office lease and moved to a smaller location.  Current lease is for $1,625 a month, and will expire on September 30, 2014.  For the fiscal years following June 30, 2013, future rents under this agreement are as follows:

2014	$19,500
2015	4,875

Total	$24,375

Rent expenses for the fiscal years ended June 30, 2013 and 2012, were $29,107 and $47,723, respectively, reflected in general and administrative expenses in the accompanying statements of operations.

NOTE 12.  OPERATING SEGMENTS

During the period from inception through June 30, 2012, the Company operated as a single business segment. Starting July 1, 2012 the franchise segment was added.  Table below reflects segment information for the fiscal year ended June 30, 2013:

	Operations	Franchise	Total
Fiscal Year Ended June 30, 2013
Revenues	$1,009,573	$-	$1,009,573
Franchise fees	-	76,730	76,730
Royalties	-	14,516	14,516
Total Revenues	$1,009,573	$91,246	$1,100,819

Cost of revenues	$791,382	$-	$791,382
Sales and marketing expenses	81,522	1,000	82,522
General and administrative expenses	451,506	74,729	526,235
Depreciation and amortization	11,446	-	11,446
Interest income	-	1,861	1,861
Net income/(loss)	$(775,828)	$17,379	$(758,449)

As of June 30, 2013
Property and equipment, net	$24,669	$-	$24,669
Total assets	$161,721	53,828	$215,549

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2013 and 2012

NOTE 13.  INCOME TAXES

For the period from inception (August 21, 2009) through June 30, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

Reconciliation of income tax expense to the provision for income taxes is as follows:

	June 30, 2013	June 30, 2012

Federal income tax benefit at statutory rate	$257,873	$306,693
State income taxes, net of federal benefit	7,584	9,020
Permanent differences	(155,466)	(32,354)
Change in valuation allowance	(109,991)	(283,359)

Income tax provision	$-	$-

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	June 30, 2013	June 30, 2012

Deferred tax assets:
Accrued liabilities	$287,859	$231,845
Net operating loss carryforwards	394,731	310,620

Total deferred tax assets	682,590	542,465

Deferred tax liabilities:
Property and equipment	(2,530)	(4,425)

Total deferred tax liabilities	(2,530)	(4,425)

Net deferred tax assets before valuation allowance	680,060	538,040
Less: Valuation allowance	(680,060)	(538,040)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

As of June 30, 2013, we had net operating loss carryforwards of $1,127,803 available to offset future regular, alternative minimum and foreign taxable income, if any. This loss can be carried forward for up to 20 years. Changes in our ownership may lead to restrictions in respect of the availability and use of this tax loss.

US GAAP creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. US GAAP also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to record or disclose in the notes to the financial statements.

Tax returns for the years ended June 30, 2010, 2011, 2012 and 2013, are open to examination by the major taxing jurisdictions to which the Company is subject. No penalties or interest have been assessed on any returns filed by the Company.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2013 and 2012

NOTE 14.  COMMON STOCK

During April and May of 2012, the Company issued 181,529 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $60,000. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

Effective August 3, 2012, the Company filed an amendment with the Nevada Secretary of State to increase the number of authorized Common Stock from 4,000,000 to 8,000,000 shares.

During July and August of 2012, the Company issued 120,000 shares of common stock for consulting services, valued at $34,200.

During August and September of 2012, the Company issued 2,730,188 shares of common stock in partial satisfaction of principal and accrued interest balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $161,922.

Effective November 19, 2012, the Company filed an amendment with the Nevada Secretary of State to increase the number of authorized Common Stock from 8,000,000 to 19,000,000 shares.

During October and November of 2012, the Company issued 2,215,339 shares of common stock in partial satisfaction of principal and accrued interest balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $58,657.

During November and December of 2012, the Company issued 1,110,467 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on May 25, 2012, in the amount of $23,000.

During January and February of 2013, the Company issued 1,671,579 shares of common stock in complete satisfaction of principal balance outstanding under the convertible note payable, originated on May 25, 2012, in the amount of $17,000.

During January and February of 2013, the Company issued 3,005,860 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on April 8, 2012, in the amount of $22,559.

During February and March of 2013, the Company issued 4,828,290 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $12,707, and fees of $5,955.

During March of 2013, the Company issued 1,000,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on July 13, 2012, in the amount of $3,000.

During April of 2013, the Company issued 533,333 shares of common stock in satisfaction of accrued interest balance outstanding under the convertible note payable, originated on May 25, 2012, in the amount of $1,600.

During April of 2013, the Company issued 733,334 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on July 13, 2012, in the amount of $2,200.

Firemans Contractors, Inc.
Notes to Financial Statements
June 30, 2013 and 2012

NOTE 15.  PREFERRED STOCK

Effective August 16, 2011, the Company filed an amendment with the Nevada Secretary of State to authorize Class A convertible preferred stock in the amount of 250,000 shares at $1.00 par value.  Class A shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class A stock is ranked senior and prior to the Corporation’s common stock as to dividends and upon liquidation. Class A shares have liquidation rights of $10 per share, and are entitled to 1,000 votes each, on any matters requiring shareholders’ vote. Five shares of Class A stock can be converted into one share of common stock at any time, upon demand from the holder.

On August 16, 2011, Renee Gilmore, our President, CEO and Director, and Danielle O’Neal, our Secretary and Director, acquired 100,000 shares each of Class A convertible preferred stock, in exchange for $12,500, each, as part of payment of accrued salaries.

Effective July 6, 2012, the Company filed an amendment with the Nevada Secretary of State to authorize Class B convertible preferred stock in the amount of 5,000,000 shares at $0.001 par value.  Class B shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class B stock is ranked junior and subsequent to Class A convertible preferred stock, but senior and prior to the Corporation’s common stock as to dividends and upon liquidation. Class B shares have liquidation rights of $0.10 per share, and are entitled to 100 votes each, on any matters requiring shareholders’ vote. Five shares of Class B stock can be converted into one share of common stock at any time, upon demand from the holder.

On July 6, 2012, Renee Gilmore, our President, CEO and Director, and Danielle O’Neal, our Secretary and Director, each, exchanged 200,000 shares of common stock for 1,000,000 shares of Class B convertible preferred stock, based on the conversion ratio designated for Class B shares.

On October 9, 2012, Renee Gilmore, our President, CEO and Director, exchanged 189,100 shares of common stock for 945,500 shares of Class B convertible preferred stock, based on the conversion ratio designated for Class B shares.

On October 9, 2012, Danielle O’Neal, our Secretary and Director, exchanged 177,800 shares of common stock for 889,000 shares of Class B convertible preferred stock, based on the conversion ratio designated for Class B shares.

On March 12, 2013, Renee Gilmore, our President, CEO and Director, acquired 50,000 shares of Class A convertible preferred stock, and 1,165,500 shares of Class B convertible preferred stock in exchange for $1,216 owed to her, based on the market price of equivalent number of shares of common stock of the company.

NOTE 16.  SUBSEQUENT EVENTS

On August 19, 2013, the Company filed a Certificate of Change regarding a 1 for 50 shares reverse stock split. The split was effective September 3, 2013. Corresponding change resulted in 19,000,000 shares of Common Stock being authorized.

Effective August 22, 2013, the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of all Classes of Stock: Common Stock – from 19,000,000 to 600,000,000 shares; Class A – from 250,000 to 350,000 shares; and Class B – from 5,000,000 to 40,000,000 shares.

During September and October of 2013, the Company issued 3,240,220 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $4,247, and fees of $500.

During September of 2013, the Company issued 1,850,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on December 5, 2012, in the amount of $1,480.

During October of 2013, the Company issued 3,800,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on December 5, 2012, in the amount of $3,040.

On September 30, 2013, the Company issued 46 shares of common stock to make correction relating to processing of the reverse stock split.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013.

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

(b) Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting is not effective for the reasons stated in paragraph (a).

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Registrant

The name, age and position of each of our directors and executive officers as of June 30, 2013 are as follows:

Name	Age	Position
Renee Gilmore	40	President, Chief Executive Officer and Director
Nikolay Frolov	41	Chief Financial Officer, Treasurer and Director
Aaron Gilmore	40	Chief Operations Officer and Director

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Code of Ethics

As of June 30, 2013, we had not adopted a Code of Ethics, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation paid by us to our officers for the fiscal years ended June 30, 2012 and 2013.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Renee Gilmore,
President, CEO	2012	60,000	-	-	-	-	-	-	60,000
and Director	2013	60,000	-	-	-	-	-	-	60,000
Nikolay Frolov,
CFO, Treasurer	2012	12,000	-	-	-	-	-	-	12,000
and Director	2013	36,000	-	-	-	-	-	-	36,000
Aaron Gilmore,
COO and	2012	60,000	-	-	-	-	-	-	60,000
Director	2013	60,000	-	-	-	-	-	-	60,000

These amounts represent primarily accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Refer to the Notes to Financial Statements for more information.

Outstanding Equity Awards

No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at June 30, 2013 and 2012.

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

The following table summarizes all compensation awarded to, earned by or paid to our directors for all services rendered in all capacities to us for the fiscal years ended June 30, 2012 and 2013.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Renee Gilmore,
President, CEO	2012	60,000	-	-	-	-	-	-	60,000
and Director	2013	60,000	-	-	-	-	-	-	60,000
Nikolay Frolov,
CFO, Treasurer	2012	12,000	-	-	-	-	-	-	12,000
and Director	2013	36,000	-	-	-	-	-	-	36,000
Aaron Gilmore,
COO and	2012	60,000	-	-	-	-	-	-	60,000
Director	2013	60,000	-	-	-	-	-	-	60,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of October 10, 2013, for (1) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; (2) each of our executive officers; (3) each of our directors; and (4) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o FIREMANS CONTRACTORS, Inc., 2313 E Loop 820 N, Fort Worth, Texas 76118.

The percentage ownership information shown in the table below is calculated based on 28,906,885 shares of common stock, which includes 27,856,885 shares of our common stock issued and outstanding as of October 10, 2013; increased by 50,000 shares of common stock, representing the right to acquire beneficial ownership of the holders of 250,000 shares of Class A convertible preferred stock; further increased by 1,000,000 shares of common stock, representing the right to acquire beneficial ownership of the holders of 5,000,000 shares of Class B convertible preferred stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership		Percentage
Common Stock	Renee Gilmore,	1,050,000 (Direct)	(1)	3.67%
	President, Chief Executive Officer and Director	10,000 (Indirect)	(2)
Common Stock	Nikolay Frolov	56,000 (Direct)		0.21%
	Chief Financial Officer, Treasurer and Director	4,000 (Indirect)	(3)
Common Stock	Aaron Gilmore	1,060,000 (Indirect)	(4)	*
	Chief Operations Officer and Director

	All Officers and Directors as a Group	1,120,000		3.88%
	Total Shares	28,906,885		100.00%

(1) Includes the effect given to 50,000 shares of common stock, which can be acquired by converting 250,000 shares of Class A convertible preferred stock, and the effect given to 1,000,000 shares of common stock, which can be acquired by converting 5,000,000 shares of Class B convertible preferred stock, held by Ms. Gilmore.

(2) Reflects Ms. Gilmore’s indirect ownership in shares directly owned by her child.
(3) Reflects Mr. Frolov’s indirect ownership in shares directly owned by his children.
(4) Reflects Mr. Gilmore’s indirect ownership in shares directly owned by his spouse, our President, Chief Executive Officer and Director, Renee Gilmore, and his child

* Percentage of beneficial ownership for Mr. Gilmore is identical to those of his spouse, and is excluded from the table in order to avoid duplication.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No promoters have been involved with our business or its principals since the foundation of our business.

The balance of the shareholder loans as of June 30, 2013 was $460,480, including $12,191 balance of interest accruing at 5% per year, on the outstanding balances.

Other than transactions above, and the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of the company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On August 21, 2009, we issued a total of 200,000 shares of restricted common stock to Renee Gilmore, our officer and director in consideration for $1,000 cash.

On August 21, 2009, we issued a total of 60,000 shares of restricted common stock to Nikolay Frolov, our officer and director in consideration for $300 cash.

On August 21, 2009, we issued a total of 200,000 shares of restricted common stock to Aaron Gilmore, our officer and director in consideration for $1,000 cash.

On August 16, 2011, Aaron Gilmore, our officer and director, transferred 189,300 shares of common stock directly owned by him to his spouse, Renee Gilmore, our officer and director.

On August 16, 2011, Renee Gilmore, our officer and director, acquired 100,000 shares of Class A convertible preferred stock, in exchange for $12,500, as part of payment of accrued salary.

On July 6, 2012, Renee Gilmore, our officer and director, acquired 1,000,000 shares of Class B convertible preferred stock, in exchange for 200,000 shares of common stock.

On October 6, 2012, Renee Gilmore, our officer and director, acquired 945,500 shares of Class B convertible preferred stock, in exchange for 189,100 shares of common stock.

On December 4, 2012, Renee Gilmore, our officer and director, acquired 100,000 shares of Class A convertible preferred stock, and 1,889,000 shares of Class B convertible preferred stock, from our former officer and director in a private transaction.

On March 12, 2012, Renee Gilmore, our officer and director, acquired 50,000 shares of Class A convertible preferred stock, and 1,165,500 shares of Class B convertible preferred stock, in exchange for $1,216 owed to her.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes the aggregate fees paid to our independent registered public accounting firm for the fiscal years ended June 30, 2013 and 2012:

	2013	2012

Audit fees	$38,523	$27,593
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$38,523	$27,593

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

(3) Exhibits

Each exhibit identified below is filed with this annual report. Exhibits designated with an “*” are filed herewith.

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
99.2*	Temporary Hardship Exemption
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
____________

*	Filed herewith.
**	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Worth, State of Texas, on October 16, 2013.

FIREMANS CONTRACTORS, INC.

By:	/s/ Renee Gilmore
Name: Renee Gilmore
Title: CEO, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 16, 2013.

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

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
3.3	Amendment to Articles of Incorporation (2)
3.4	Amendment to Articles of Incorporation (3)
3.5	Amendment to Articles of Incorporation (4)
4.1	Certificate of Designation (2)
4.2	Certificate of Designation (3)
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
99.1	2011 Employees/Consultants Stock Compensation Plan (2)
99.2*	Temporary Hardship Exemption
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
____________
1. Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the SEC on September 15, 2010.
2. Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the SEC on September 28, 2011.
3. Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on July 12, 2012.
4. Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on August 8, 2012.
* Filed herewith.
** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.