Form 10-K/A
period 2013-06-30
Firemans Contractors, Inc.
filed 2013-10-23
CIK 1471271

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended June 30, 2013 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on October 16, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets as of June 30, 2013 and June 30, 2012, (ii) the Statements of Operations for the fiscal years ended June 30, 2013 and 2012, (iii) the Statements of Stockholders' Deficit for the fiscal years ended June 30, 2013 and 2012, (iv) the Statements of Cash Flows for the fiscal years ended June 30, 2013 and 2012 and (v) the Notes to Financial Statements.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the October 16, 2013 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Worth, State of Texas, on October 23 , 2013.

FIREMANS CONTRACTORS, INC.

By:	/s/ Renee Gilmore
Name: Renee Gilmore
Title: CEO, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 23 , 2013.

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