Form 10-Q
period 2013-09-30
Firemans Contractors, Inc.
filed 2013-11-26
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2013, there were 74,270,719 shares of Common Stock, $0.001 par value.

FIREMANS CONTRACTORS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREMANS CONTRACTORS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of September 30, 2013 (Unaudited) and June 30, 2013	F-2

Statements of Operations for the Three Months Ended September 30, 2013 and 2012 (Unaudited)	F-3

Statement of Stockholders' Deficit for the Three Months Ended September 30, 2013 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended September 30, 2013 and 2012 (Unaudited)	F-5

Condensed Notes to Financial Statements	F-6 to F-15

Firemans Contractors, Inc.
Balance Sheets

	Sep. 30, 2013	Jun. 30, 2013
	(Unaudited)
ASSETS

Current assets

Cash	$4,333	$18,112
Accounts receivable	148,362	117,315
Current portion of note receivable	33,079	40,375

Total current assets	185,774	175,802

Property and equipment, less accumulated depreciation of	22,129	24,669
$21,676 and $19,136, respectively
Note receivable	10,712	13,453
Other assets	1,625	1,625

TOTAL ASSETS	$220,240	$215,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$287,957	$274,806
Accrued expenses	80,935	66,583
Accrued interest (related parties)	15,624	12,191
Warranty liability	11,609	10,096
Other payables	6,746	5,275
Convertible notes payable, net of unamortized beneficial conversion
features and debt discount of $4,395 and $11,040, respectively	495,783	493,960
Derivative liabilities	64,533	64,533
Loans payable to shareholders	487,957	448,289

Total current liabilities	1,451,144	1,375,733

Total liabilities	1,451,144	1,375,733

Commitments and contingencies

Stockholders' deficit

350,000 shares Class A Convertible preferred stock
authorized at $1.00/par value ($10 liquidation preference)
250,000 issued and outstanding	250,000	250,000
40,000,000 shares Class B Convertible preferred stock
authorized at $0.001/par value ($0.10 liquidation preference)
5,000,000 issued and outstanding	5,000	5,000
600,000,000 shares common stock
authorized at $0.001/par value
26,925,727 and 18,966,619 issued and outstanding, respectively	26,926	18,967
Additional paid-in capital	959,693	959,130
Accumulated deficit	(2,472,523)	(2,393,281)

Total stockholders' deficit	(1,230,904)	(1,160,184)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$220,240	$215,549

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

	Three Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues	$337,137	$185,795
Franchise fees and royalties	14,048	38,143
Total revenues	351,185	223,938

Cost of revenues (exclusive of
depreciation shown separately below)	268,637	143,760
Sales and marketing expenses	32,608	35,807
General and administrative expenses	96,838	226,383
Loss on sale of equipment	-	6,130
Depreciation and amortization	2,540	3,162

Total operating expenses	400,623	415,242

Operating loss	(49,438)	(191,304)

Other income/(loss)
Interest income	405	478
Interest expense (related parties)	(5,954)	(7,350)
Interest expense	(24,255)	(78,422)

Total other loss	(29,804)	(85,294)

Loss before taxes	(79,242)	(276,598)

Income tax (expense) benefit	-	-

Net loss	$(79,242)	$(276,598)

Basic and diluted loss per share	$(0.00)	$(0.12)

Basic and diluted weighted average
number of common shares outstanding	19,419,614	2,281,957

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders' Deficit
For the Three Months Ended September 30, 2013

	Class A Convertible		Class B Convertible				Additional
	preferred stock		preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance June 30, 2013	250,000	$250,000	5,000,000	$5,000	18,966,619	$18,967	$959,130	$(2,393,281)	$(1,160,184)

Stock issued for note conv. @ $0.0025/sh. Sep. 2013					946,704	947	1,420		2,367
Stock issued for note conv. @ $0.0012/sh. Sep. 2013					1,362,358	1,362	273		1,635
Stock issued for note conv. @ $0.0008/sh. Sep. 2013					5,650,000	5,650	(1,130)		4,520
Stock issued due to rounding related to stock split					46	-	-		-
Net loss								(79,242)	(79,242)

Balance September 30, 2013 (Unaudited)	250,000	$250,000	5,000,000	$5,000	26,925,727	$26,926	$959,693	$(2,472,523)	$(1,230,904)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

	Three Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(79,242)	$(276,598)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,540	3,162
Loss on sale of equipment	-	6,130
Consulting expenses (stock)	-	34,200
Interest and fee expenses (stock)	3,699	30,315
Beneficial conversion feature amortization	4,170	37,388
Debt discount amortization	2,475	19,709

Change in operating assets and liabilities:
Accounts receivable	(31,047)	(7,744)
Inventory	-	624
Prepaid expenses	-	13,533
Note receivable	10,037	(25,982)
Accounts payable	13,151	40,585
Accrued expenses	14,352	(10,160)
Warranty liability	1,513	(489)
Other payables	1,471	(6,132)
Loans payable to shareholders	39,669	69,000
Payments on loans payable to shareholders	-	(12,559)
Accrued interest (related parties)	3,433	4,959

Net cash used in operating activities	(13,779)	(80,059)

Cash flows from investing activities:

Purchase of property and equipment	-	(1,500)

Net cash used in investing activities	-	(1,500)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	78,500

Net cash flows provided by financing activities	-	78,500

Decrease in cash and cash equivalents	(13,779)	(3,059)

Cash at beginning of period	18,112	7,008

Cash at end of period	$4,333	$3,949

Cash paid for:

Interest	$2,809	$2,170
Interest (related parties)	$2,521	$2,391

Non-cash activities:

Stock issued for loans and interest	$8,522	$161,922
Derivative liability and beneficial conversion features	$-	$63,444

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2013

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

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014.

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

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2013

NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

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

Derivative liabilities, described in Note 6, are classified as Level 2.

NOTE 4.  NOTES RECEIVABLE

Effective July 1, 2012, the Company sold its first franchise. Of the total $35,000 franchise fee, $28,000 was financed under a note, with a term of 38 months, and annual interest rate of 7%. As of September 30 and June 30, 2013, balances under the Note were $17,546 and $19,711, respectively.  Principal received for the three months ended September 30, 2013 and 2012 was $2,164 and $2,018, respectively.  Interest income for the same periods was $332 and $478, respectively.

Effective December 15, 2012, the Company sold its second franchise.  Of the total $35,000 franchise fee, $34,000 was financed. Under the agreement, franchisee will pay for the first nine months 10% of gross revenue toward the balance, which will not accrue any interest. If any balance will remain at the end of that term, it will be placed into an interest bearing note. As of September 30 and June 30, 2013, balances under the Note were $22,399 and $29,880, respectively.

On January 1, 2013, the Company sold equipment to the second franchisee and financed the total amount of $5,000 under a note, with a term of 36 months, and annual interest rate of 7%. As of September 30 and June 30, 2013, balances under the Note were $3,846 and $4,237, respectively.  Principal received for the three months ended September 30, 2013 was $391.  Interest income for the same period was $72.

NOTE 5.  WARRANTIES

The Company warrants the work for one year after completion of a project.  Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months.  As of September 30 and June 30, 2013, the balances of warranty liability were $11,609 and $10,096, respectively.  Warranty expenses for the three months ended September 30, 2013 and 2012, were $1,513 and a negative $34, respectively, which are included in the Cost of revenues on the Statements of Operations.

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

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2013

NOTE 6.  CONVERTIBLE NOTES PAYABLE - continued

On January 18, 2011, the Company received $60,000 as the first advance under the Note.

On April 12, 2011, the Company received $60,000 as the second advance under the Note.

On November 1, 2011, the Company received $100,000 as the third advance under the Note.  The Company recorded $42,857 related to the deemed beneficial conversion feature of this advance, of which $14,243 has been amortized to interest expense in the accompanying statements of operations for each of the three months ended September 30, 2012.

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

During September of 2013, the Company issued 2,309,062 shares of common stock for the total amount of $4,002, representing $1,782 of principal and $1,970 of interest outstanding under the note; and $250 of fees related to conversions.

As of September 30 and June 30, 2013, combined principal balances outstanding under the Note were $80,879 and $82,662, respectively.  Balances of interest accrued under the Note as of September 30 and June 30, 2013, were $14,245 and $8,280, respectively.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2013

NOTE 6.  CONVERTIBLE NOTES PAYABLE - continued

On April 8, 2012, the Company issued a convertible promissory note in the amount of $25,000, bearing interest at a rate of 20% per annum. The note is unsecured and matured on December 1, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $24,770 related to the deemed beneficial conversion feature of this note, of which $9,289 have been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012. During January and February of 2013, $22,559 of principal outstanding under the note was converted into 3,005,860 shares of common stock of the Company. As of September 30 and June 30, 2013  the principal balance was $2,441, and accrued interest balance was $3,747.

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

On July 13, 2012, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matured on March 29, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $26,591. During March of 2013, $3,000 of principal balance was converted into 1,000,000 shares of common stock of the Company. During April of 2013, $2,200 of principal balance was converted into 733,334 shares of common stock of the Company. As of September 30 and June 30, 2013, principal balance of the note was $27,300. As of September 30 and June 30, 2013, the balances of accrued interest were $3,083 and $600, respectively. For the three months ended September 30, 2012, amortization of the debt discount was $8,800, reflected on the accompanying statements of operations as interest expense.

On October 2, 2012, the Company issued a convertible promissory note in the amount of $42,500, bearing interest at a rate of 8% per annum. The note is unsecured and matured on June 13, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $34,772. As of September 30 and June 30, 2013, principal remained unchanged. As of September 30 and June 30, 2013, the balances of accrued interest were $3,513 and $908, respectively.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2013

NOTE 6.  CONVERTIBLE NOTES PAYABLE - continued

On February 25, 2013, the Company issued a convertible promissory note in the amount of $16,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on November 22, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $7,425. As of September 30 and June 30, 2013, balances of the debt discount were $1,625 and $4,100. As of September 30 and June 30, 2013, principal remained unchanged. As of September 30 and June 30, 2013, the balances of accrued interest were $797 and $341, respectively. For the three months ended September 30, 2013, amortization of the debt discount was $2,475, reflected on the accompanying statements of operations as interest expense.

As of September 30 and June 30, 2013, derivative liabilities for the convertible promissory notes totaled $64,533.

On December 5, 2012, the Company issued a convertible promissory note to Kristy D. O’Neal, who resigned from her position of Secretary and from the Board of Directors on the previous day. Principal of the Note - $105,897, represents amount owed to her as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $52,949 related to the deemed beneficial conversion feature of this note. In September of 2013, $3,040 of principal balance was converted into 3,800,000 shares of common stock of the Company. As of September 30 and June 30, 2013, principal balances of the note were $102,857 and 105,897, respectively. As of September 30 and June 30, 2013, the balances of accrued interest were $4,417 and $3,062, respectively.

On December 5, 2012, the Company issued a convertible promissory note to Scott O’Neal, who resigned from the Board of Directors on the previous day. Principal of the Note - $210,200, represents amount owed to him as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $105,100 related to the deemed beneficial conversion feature of this note. In September of 2013, $1,480 of accrued interest was converted into 1,850,000 shares of common stock of the Company. As of September 30 and June 30, 2013, principal balance of the note was $210,200. As of September 30 and June 30, 2013, the balances of accrued interest were $7,299 and $6,078, respectively.

On December 27, 2012, the Company issued a convertible promissory note in the amount of $5,000, bearing interest at a rate of 20% per annum. The note is unsecured and matured on June 19, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $2,143 related to the deemed beneficial conversion feature of this note. As of September 30 and June 30, 2013, the principal remained unchanged, balances of accrued interest were $815 and $533, respectively.

On February 28, 2013, the Company issued a convertible promissory note in the amount of $12,500, bearing interest at a rate of 20% per annum. The note is unsecured and matures on November 27, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $12,500 related to the deemed beneficial conversion feature of this note, of which $4,170 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2013. As of September 30 and June 30, 2013, principal balances of the note were $9,730 and $5,560, respectively, net of corresponding beneficial conversion discounts of $2,770 and $6,940, respectively. As of September 30 and June 30, 2013, the balances of accrued interest were $1,533 and $854, respectively.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2013

NOTE 7.  RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2013 and 2012, the Company accrued $39,000 and $39,000, respectively, in salaries payable to its officers and major shareholders, which are reflected in Loans payable to shareholders. For the same periods, the Company accrued $0 and $30,000, respectively, to the officers and directors who resigned in December of 2012. As of March 31, 2013, these individuals are no longer considered insiders, and balances of their shareholder notes were transferred to convertible notes payable.

As of September 30 and June 30, 2013, the balances of shareholder notes were $487,957 and $448,289, respectively. The balance included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  As of September 30 and June 30, 2013, accrued interest payable on the notes was $15,624 and $12,191, respectively. Interest paid during the three months ended September 30, 2013 and 2012, was $2,521 and $2,391, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

On December 14, 2012, the Company re-negotiated its office lease and moved to a smaller location.  Current lease is for $1,625 a month, and will expire on September 30, 2014.  For the fiscal years following September 30, 2013, future rents under this agreement are as follows:

2014	$14,625
2015	4,875

Total	$19,500

Rent expenses for the three months ended September 30, 2013 and 2012, were $4,918 and $6,748, respectively.

NOTE 9.  OPERATING SEGMENTS

During the period from inception through June 30, 2012, the Company operated as a single business segment. Starting July 1, 2012 the franchise segment was added.  Table below reflects segment information for the three months ended September 30, 2013 and 2012:

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2013

NOTE 9.  OPERATING SEGMENTS - continued
	Operations	Franchise	Total
Three Months Ended September 30, 2013
Revenues	$337,137	$-	$337,137
Franchise fees	-	-	-
Royalties	-	14,048	14,048
Total Revenues	$337,137	$14,048	$351,185

Cost of revenues	$268,637	$-	$268,637
Sales and marketing expenses	22,608	10,000	32,608
General and administrative expenses	86,198	10,640	96,838
Depreciation and amortization	2,540	-	2,540
Interest income	-	405	405
Net income/(loss)	$(73,053)	$(6,189)	$(79,242)

Three Months Ended September 30, 2012
Revenues	$185,795	$-	$185,795
Franchise fees		35,000	35,000
Royalties		3,143	3,143
Total Revenues	$185,795	$38,143	$223,938

Cost of revenues	$143,760	$-	$143,760
Sales and marketing expenses	18,267	17,540	35,807
General and administrative expenses	209,680	16,703	226,383
Depreciation and amortization	3,162	-	3,162
Interest income	-	478	478
Net income/(loss)	$(280,974)	$4,376	$(276,598)

As of September 30, 2013
Property and equipment, net	$22,129	$-	$22,129
Total assets	$176,449	$43,791	$220,240

As of June 30, 2013
Property and equipment, net	$24,669	$-	$24,669
Total assets	$161,721	$53,828	$215,519

NOTE 10.  PREFERRED STOCK

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

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2013

NOTE 10.  PREFERRED STOCK - continued

On March 12, 2013, Renee Gilmore, our President, CEO and Director, acquired 50,000 shares of Class A convertible preferred stock, and 1,165,500 shares of Class B convertible preferred stock in exchange for $1,216 owed to her, based on the market price of equivalent number of shares of common stock of the Company.

Effective August 22, 2013, the Company filed an amendment with the Nevada Secretary of State to increase authorized Class A stock from 250,000 to 350,000 shares.

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

Effective August 22, 2013, the Company filed an amendment with the Nevada Secretary of State to increase authorized Class B stock from 5,000,000 to 40,000,000 shares.

NOTE 11.  COMMON STOCK

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

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2013

NOTE 11.  COMMON STOCK - continued

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

Effective August 22, 2013, the Company filed an amendment with the Nevada Secretary of State to increase authorized Common stock from 19,000,000 to 600,000,000 shares.

During September of 2013, the Company issued 2,309,062 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $4,002.

During September of 2013, the Company issued 1,850,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on December 5, 2012, in the amount of $1,480.

During September of 2013, the Company issued 3,800,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on December 5, 2012, in the amount of $3,040.

On September 30, 2013, the Company issued 46 shares of common stock to make correction relating to processing of the reverse stock split.

Firemans Contractors, Inc.
Condensed Notes to Financial Statements
September 30, 2013

NOTE 16.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,265,370 and an accumulated deficit of $2,472,523 at September 30, 2013, and a net loss of $79,242 and negative operating cash flows of $13,779 for the three months ended September 30, 2013.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 17.  SUBSEQUENT EVENTS

During October and November of 2013, the Company issued 19,725,813 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $11,388.

During October and November of 2013, the Company issued 2,999,700 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on April 8, 2012, in the amount of $1,723.

During October and November of 2013, the Company issued 13,683,115 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on July 13, 2012, in the amount of $9,364.

During October of 2013, the Company issued 3,500,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on December 5, 2012, in the amount of $2,100.

During October of 2013, the Company issued 7,436,364 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on December 5, 2012, in the amount of $4,090.

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

●
Franchise Development – Marketing the Firemans Contractors® franchise concept and licensing of Company’s Service Marks, with the short-term objective of establishing ten new franchisees during fiscal year 2014.

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

Operating Results

For the three month periods ended September 30, 2013 and 2012, we have generated revenues of $351,185 and $223,938, respectively. These amounts included $14,048 and 38,143, respectively, of revenues from franchising. We’ve incurred net losses for the same periods of $79,242 and $276,598. Significant reduction in general and administrative expenses, primarily salaries and professional fees, attributed to smaller loss this period compared to a year ago.

As of September 30, 2013, the Company had assets of $220,240, and total liabilities of $1,451,144.  As of June 30, 2013, the Company had assets of $215,519, and total liabilities of $1,375,733.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of September 30 and June 30, 2013, the Company had $4,333 and $18,112 of cash, respectively. Sales of our common stock and borrowings under the convertible note agreement have been the primary source of these funds.

We are presently able to meet our obligations as they come due.  At September 30, 2013, we had a working capital deficit of $1,265,370, which included $503,581 owed to related parties, mainly for accrued compensation. At June 30, 2013, we had a working capital deficit of $1,199,931, which included $460,480 owed to related parties, mainly for accrued compensation.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013.

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

Changes in internal control over financial reporting

During the quarter ended on September 30, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration	claimed	or exercise
10/16/13	2,757,831	Common Stock	Debt Conversion - $1,655	Reg. D	None
10/17/13	1,460,000	Common Stock	Debt Conversion - $876	Reg. D	None
10/17/13	2,739,726	Common Stock	Debt Conversion - $2,000	Reg. D	None
10/18/13	935,599	Common Stock	Debt Conversion - $524	Reg. D	None
10/21/13	3,180,350	Common Stock	Debt Conversion - $1,908	Reg. D	None
10/21/13	2,727,273	Common Stock	Debt Conversion - $1,800	Reg. D	None
10/21/13	3,500,000	Common Stock	Debt Conversion - $2,100	Reg. D	None
10/24/13	3,800,000	Common Stock	Debt Conversion - $2,090	Reg. D	None
10/25/13	3,636,364	Common Stock	Debt Conversion - $2,000	Reg. D	None
11/06/13	3,809,254	Common Stock	Debt Conversion - $2,095	Reg. D	None
11/06/13	1,922,018	Common Stock	Debt Conversion - $1,057	Reg. D	None
11/06/13	1,539,700	Common Stock	Debt Conversion - $847	Reg. D	None
11/06/13	2,656,250	Common Stock	Debt Conversion - $1,700	Reg. D	None
11/08/13	2,779,221	Common Stock	Debt Conversion - $2,140	Reg. D	None
11/11/13	6,189,603	Common Stock	Debt Conversion - $3,404	Reg. D	None
11/12/13	2,780,645	Common Stock	Debt Conversion - $1,724	Reg. D	None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C., Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIREMANS CONTRACTORS, INC.

Date: November 25, 2013	By:	/s/ Renee Gilmore
Renee Gilmore
Principal Executive Officer

Date: November 25, 2013	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)