Form 10-Q
period 2013-12-31
Firemans Contractors, Inc.
filed 2014-03-06
CIK 1471271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 20, 2014, there were 520,333,445 shares of Common Stock, $0.001 par value.

2

FIREMANS CONTRACTORS, INC.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREMANS CONTRACTORS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of December 31, 2013 (Unaudited) and June 30, 2013	F-2

Statements of Operations for the Three and Six Months Ended December 31, 2013 and 2012 (Unaudited)	F-3

Statement of Stockholders’ Deficit for the Six Months Ended December 31, 2013 (Unaudited)	F-4

Statements of Cash Flows for the Six Months Ended December 31, 2013 and 2012 (Unaudited)	F-5

Condensed Notes to Financial Statements	F-6 to F-17

Firemans Contractors, Inc.

Balance Sheets

	Dec. 31, 2013	Jun. 30, 2013
	(Unaudited)
ASSETS

Current assets

Cash	$28,220	$18,112
Accounts receivable	32,973	117,315
Current portion of note receivable	30,505	40,375

Total current assets	91,698	175,802

Property and equipment, less accumulated depreciation of $14,565 and $19,136, respectively	13,589	24,669
Note receivable	7,978	13,453
Other assets	1,625	1,625

TOTAL ASSETS	$114,890	$215,549

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$231,631	$274,806
Accrued expenses	86,115	66,583
Accrued interest (related parties)	19,738	12,191
Warranty liability	10,568	10,096
Other payables	6,266	5,275
Convertible notes payable, net of unamortized beneficial conversion features and debt discount of $0 and $11,040, respectively	426,118	493,960
Derivative liabilities	42,197	64,533
Loans payable to shareholders	526,375	448,289

Total current liabilities	1,349,008	1,375,733

Total liabilities	1,349,008	1,375,733

Commitments and contingencies

Stockholders’ deficit

350,000 shares Class A Convertible preferred stock authorized at $1.00/par value ($10 liquidation preference) 250,000 issued and outstanding	250,000	250,000
40,000,000 shares Class B Convertible preferred stock authorized at $0.001/par value ($0.10 liquidation preference) 5,000,000 issued and outstanding	5,000	5,000
600,000,000 shares common stock authorized at $0.001/par value 310,660,717 and 18,966,619 issued and outstanding, respectively	310,661	18,967
Additional paid-in capital	813,301	959,130
Accumulated deficit	(2,613,080)	(2,393,281)

Total stockholders’ deficit	(1,234,118)	(1,160,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$114,890	$215,549

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Operations

	Three Months Ended		Six Months Ended
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$167,731	$271,891	$504,868	$457,686
Franchise fees and royalties	8,643	38,788	22,691	76,931
Total revenues	176,374	310,679	527,559	534,617

Cost of revenues (exclusive of depreciation shown separately below)	126,056	218,334	394,693	362,094
Sales and marketing expenses	26,210	1,368	58,818	37,176
General and administrative expenses	111,895	113,782	208,733	340,166
(Gain)/loss on sale of equipment	(3,000)	-	(3,000)	6,130
Depreciation and amortization	2,540	3,204	5,081	6,365

Total operating expenses	263,701	336,688	664,325	751,931
Operating loss	(87,327)	(26,009)	(136,766)	(217,314)

Other income/(loss)
Interest income	360	443	764	921
Gain/(loss) on derivative liabilities	(15,547)	251	(15,547)	251
Interest expense (related parties)	(6,491)	(7,985)	(12,445)	(15,335)
Interest expense	(31,551)	(240,865)	(55,805)	(319,286)
Total other loss	(53,229)	(248,156)	(83,033)	(333,449)
Loss before taxes	(140,556)	(274,165)	(219,799)	(550,763)

Income tax (expense) benefit	-	-	-	-

Net loss	$(140,556)	$(274,165)	$(219,799)	$(550,763)

Basic and diluted loss per share	$(0.00)	$(0.05)	$(0.00)	$(0.13)

Basic and diluted weighted average number of common shares outstanding	126,084,118	5,893,226	72,751,866	4,087,591

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Stockholders’ Deficit
For the Six Months Ended December 31, 2013

	Class A Convertible		Class B Convertible				Additional
	preferred stock		preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance June 30, 2013	250,000	$250,000	5,000,000	$5,000	18,966,619	$18,967	$959,130	$(2,393,281)	$(1,160,184)

Stock issued for note conv. @ $0.0025/sh. Sep. 2013					946,704	947	1,420		2,367
Stock issued for note conv. @ $0.0012/sh. Sep. 2013					1,362,358	1,362	273		1,635
Stock issued for note conv. @ $0.0008/sh. Sep. 2013					5,650,000	5,650	(1,130)		4,520
Stock issued due to rounding related to stock split					46	-	-		-
Stock issued for note conv. @ $0.0008/sh. Oct. 2013					931,158	931	(186)		745
Stock issued for note conv. @ $0.00073/sh. Oct. 2013					2,739,726	2,740	(740)		2,000
Stock issued for note conv. @ $0.00066/sh. Oct. 2013					2,727,273	2,727	(927)		1,800
Stock issued for note conv. @ $0.0006/sh. Oct. 2013					11,833,780	11,834	(4,771)		7,063
Stock issued for note conv. @ $0.00055/sh. Oct. 2013					7,436,364	7,436	(3,346)		4,090
Stock issued for note conv. @ $0.00077/sh. Nov. 2013					2,779,221	2,779	(639)		2,140
Stock issued for note conv. @ $0.00064/sh. Nov. 2013					2,656,250	2,656	(956)		1,700
Stock issued for note conv. @ $0.00062/sh. Nov. 2013					2,780,645	2,781	(1,057)		1,724
Stock issued for note conv. @ $0.00055/sh. Nov.. 2013					15,354,905	15,355	(6,910)		8,445
Stock issued for note conv. @ $0.00044/sh. Nov.. 2013					2,781,818	2,782	(1,558)		1,224
Stock issued for note conv. @ $0.0004/sh. Nov.. 2013					39,788,319	39,788	(23,873)		15,915
Stock issued for note conv. @ $0.00037/sh. Nov. 2013					7,410,811	7,411	(4,669)		2,742
Stock issued for note conv. @ $0.00035/sh. Nov. 2013					10,018,000	10,018	(6,512)		3,506
Stock issued for note conv. @ $0.0003/sh. Nov. 2013					12,647,867	12,648	(8,854)		3,794
Stock issued for note conv. @ $0.00025/sh. Nov. 2013					12,500,000	12,500	(9,375)		3,125
Stock issued for note conv. @ $0.00035/sh. Dec. 2013					13,803,362	13,803	(8,972)		4,831
Stock issued for note conv. @ $0.00033/sh. Dec. 2013					14,836,364	14,836	(9,940)		4,896
Stock issued for note conv. @ $0.00031/sh. Dec. 2013					14,838,710	14,839	(10,239)		4,600
Stock issued for note conv. @ $0.0003/sh. Dec. 2013					8,046,748	8,047	(5,633)		2,414
Stock issued for note conv. @ $0.00028/sh. Dec. 2013					22,221,429	22,221	(15,999)		6,222
Stock issued for note conv. @ $0.00025/sh. Dec. 2013					27,250,440	27,251	(20,438)		6,813
Stock issued for note conv. @ $0.0002/sh. Dec. 2013					48,351,800	48,352	(38,682)		9,670
Beneficial conversion features							37,884		37,884
Net loss								(219,799)	(219,799)

Balance September 30, 2013 (Unaudited)	250,000	$250,000	5,000,000	$5,000	310,660,717	$310,661	$813,301	$(2,613,080)	$(1,234,118)

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.
Statements of Cash Flows

	Six Months Ended
	Dec. 31, 2013	Dec. 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(219,799)	$(550,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,081	6,365
(Gain)/loss on sale of equipment	(3,000)	6,130
(Gain)/loss on derivative liabilities	15,547	(251)
Consulting expenses (stock)	-	34,200
Interest and fee expenses (stock)	29,100	33,955
Beneficial conversion feature amortization	6,940	230,813
Debt discount amortization	4,100	54,709

Change in operating assets and liabilities:
Accounts receivable	84,342	(106,346)
Inventory	-	2,011
Prepaid expenses	-	13,533
Note receivable	15,345	(57,928)
Other assets	-	(937)
Accounts payable	(34,175)	108,634
Accrued expenses	19,532	(27,390)
Warranty liability	472	148
Other payables	991	(6,164)
Loans payable to shareholders	78,085	150,415
Payments on loans payable to shareholders	-	(10,700)
Accrued interest (related parties)	7,547	(8,223)

Net cash provided by/(used in) operating activities	10,108	(127,789)

Cash flows from investing activities:

Purchase of property and equipment	-	(1,500)
Net cash used in investing activities	-	(1,500)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	126,000

Net cash flows provided by financing activities	-	126,000

Decrease in cash and cash equivalents	10,108	(3,289)

Cash at beginning of period	18,112	7,008
Cash at end of period	$28,220	$3,719

Cash paid for:

Interest	$520	$4,206
Interest (related parties)	$4,898	$5,075

Non-cash activities:

Stock issued for loans and interest	$107,981	$243,579
Derivative liability and beneficial conversion features	$-	$258,408
Reclassification of loans payable to shareholders to convertible notes payable	$-	$316,117
Non-cash sale of equipment for A/P	$9,000	$-

The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

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

NOTE 2. BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014.

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

Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

●	Level 1 — quoted prices for identical assets or liabilities in active markets.
F-6

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

●	Level 2 — quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 — unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

Derivative liabilities, described in Note 6, are classified as Level 2.

NOTE 4. NOTES RECEIVABLE

Effective July 1, 2012, the Company sold its first franchise. Of the total $35,000 franchise fee, $28,000 was financed under a note, with a term of 38 months, and annual interest rate of 7%. As of December 31 and June 30, 2013, balances under the Note were $15,344 and $19,711, respectively. Principal received for the six months ended December 31, 2013 and 2012 was $4,367 and $4,072, respectively. Interest income for the same periods was $627 and $921, respectively.

Effective December 15, 2012, the Company sold its second franchise. Of the total $35,000 franchise fee, $34,000 was financed. Under the agreement, franchisee will pay 10% of gross revenue, not to exceed $1,000 per month, toward the balance, which will not accrue any interest. As of December 31 and June 30, 2013, balances under the Note were $19,691 and $29,880, respectively.

On January 1, 2013, the Company sold equipment to the second franchisee and financed the total amount of $5,000 under a note, with a term of 36 months, and annual interest rate of 7%. As of December 31 and June 30, 2013, balances under the Note were $3,448 and $4,237, respectively. Principal received for the six months ended December 31, 2013 was $789. Interest income for the same period was $137.

NOTE 5. WARRANTIES

The Company warrants the work for one year after completion of a project. Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months. As of December 31 and June 30, 2013, the balances of warranty liability were $10,568 and $10,096, respectively. Warranty expenses for the six months ended December 31, 2013 and 2012, were $3,732 and $603, respectively, which are included in the Cost of revenues on the Statements of Operations.

NOTE 6. CONVERTIBLE NOTES PAYABLE

In January of 2011, the Company signed a Convertible Note agreement. Under the agreement, the Company can borrow up to $500,000, on an as needed basis.  Interest on outstanding balance is due monthly, at a rate of 36% per year.  The Holder of the Note has a right to convert part, or the entire outstanding balance into shares of Company’s common stock at 30% discount to market price.  Unpaid principal and interest outstanding under the Note, is due on January 1, 2015 (extended term), unless the agreement is further extended, with consent of both parties.

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

NOTE 6. CONVERTIBLE NOTES PAYABLE - continued

On January 18, 2011, the Company received $60,000 as the first advance under the Note 13.

On April 12, 2011, the Company received $60,000 as the second advance under the Note 13.

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

Between October and December of 2013, the Company issued 111,392,979 shares of common stock for the total amount of $41,072, representing $28,060 of principal and $8,288 of interest outstanding under the note; and $4,724 of fees related to conversions.

As of December 31 and June 30, 2013, combined principal balances outstanding under the Note were $52,819 and $82,662, respectively.  Balances of interest accrued under the Note as of December 31 and June 30, 2013, were $23,997 and $8,280, respectively.

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

NOTE 6. CONVERTIBLE NOTES PAYABLE - continued

On April 8, 2012, the Company issued a convertible promissory note in the amount of $25,000, bearing interest at a rate of 20% per annum. The note is unsecured and matured on December 1, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $24,770 related to the deemed beneficial conversion feature of this note, of which $9,289 have been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012. During January and February of 2013, $22,559 of principal outstanding under the note was converted into 3,005,860 shares of common stock of the Company. Between October and December of 2013, the Company issued 9,021,500 shares of common stock for the total amount of $3,170, representing $2,441 of principal and $729 of interest outstanding under the note. As of December 31 and June 30, 2013, the principal balance was $0 and $2,441, respectively; and accrued interest balance was $3,747.

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

On July 13, 2012, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matured on March 29, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $26,591. During March of 2013, $3,000 of principal balance was converted into 1,000,000 shares of common stock of the Company. During April of 2013, $2,200 of principal balance was converted into 733,334 shares of common stock of the Company. Between October and December of 2013, remaining $27,300 of principal and $2,348 of accrued interest were converted into 75,772,247 shares of common stock of the Company. As of December 31 and June 30, 2013, principal balances of the note were $0 and $27,300, respectively. As of December 31 and June 30, 2013, the balance of accrued interest was $600. For the six months ended December 31, 2012, amortization of the debt discount was $17,665, reflected on the accompanying statements of operations as interest expense.

On October 2, 2012, the Company issued a convertible promissory note in the amount of $42,500, bearing interest at a rate of 8% per annum. The note is unsecured and matured on June 13, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $34,772. As of December 31 and June 30, 2013, principal remained unchanged. As of December 31 and June 30, 2013, the balances of accrued interest were $4,440 and $2,605, respectively. As of February 5, 2014, the note is considered to be in default, with creditor filing a legal action against the Company and its Officers and Directors. See Note 13.

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

NOTE 6. CONVERTIBLE NOTES PAYABLE - continued

On February 25, 2013, the Company issued a convertible promissory note in the amount of $16,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on November 22, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $7,425. As of December 31 and June 30, 2013, balances of the debt discount were $0 and $4,100, respectively. As of December 31 and June 30, 2013, principal remained unchanged. As of December 31 and June 30, 2013, the balances of accrued interest were $1,145 and $456, respectively. For the six months ended December 31, 2013, amortization of the debt discount was $4,100, reflected on the accompanying statements of operations as interest expense. As of February 5, 2014, the note is considered to be in default, with creditor filing a legal action against the Company and its Officers and Directors. See Note 13.

As of December 31 and June 30, 2013, derivative liabilities for the convertible promissory notes totalled $42,197 and $64,533, respectively, reflecting a reduction of $22,336 due to conversions noted earlier. For the six months ended December 31, 2013 and 2012, gains/(losses) on derivative liabilities were ($15,547) and $250, calculated as the difference between relief of derivative liability and excess of fair market value of shares received for conversion over principal amount of conversion (due to discount).

On December 5, 2012, the Company issued a convertible promissory note to Kristy D. O’Neal, who resigned from her position of Secretary and from the Board of Directors on the previous day. Principal of the Note - $105,897, represents amount owed to her as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $52,949 related to the deemed beneficial conversion feature of this note. In September of 2013, $3,040 of principal balance was converted into 3,800,000 shares of common stock of the Company. During October and November of 2013, $8,960 of principal and $235 of accrued interest, outstanding under the note, were converted into 20,198,264 shares of common stock of the Company. As of December 31 and June 30, 2013, principal balances of the note were $93,897 and 105,897, respectively. As of December 31 and June 30, 2013, the balances of accrued interest were $5,651 and $3,062, respectively.

On December 5, 2012, the Company issued a convertible promissory note to Scott O’Neal, who resigned from the Board of Directors on the previous day. Principal of the Note - $210,200, represents amount owed to him as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $105,100 related to the deemed beneficial conversion feature of this note. In September of 2013, $1,480 of accrued interest was converted into 1,850,000 shares of common stock of the Company. Between October and December of 2013, $7,298 of principal and $9,677 of accrued interest, outstanding under the note, were converted into 67,350,000 shares of common stock of the Company. As of December 31 and June 30, 2013, principal balances of the note were $202,902 and $210,200, respectively. As of December 31 and June 30, 2013, the balances of accrued interest were $306 and $6,078, respectively.

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

NOTE 6. CONVERTIBLE NOTES PAYABLE - continued

On December 27, 2012, the Company issued a convertible promissory note in the amount of $5,000, bearing interest at a rate of 20% per annum. The note is unsecured and matured on June 19, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $2,143 related to the deemed beneficial conversion feature of this note. As of December 31 and June 30, 2013, the principal remained unchanged, balances of accrued interest were $1,111 and $533, respectively.

On February 28, 2013, the Company issued a convertible promissory note in the amount of $12,500, bearing interest at a rate of 20% per annum. The note is unsecured and matures on November 27, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $12,500 related to the deemed beneficial conversion feature of this note, of which $6,940 has been amortized to interest expense in the accompanying statements of operations for the six months ended December 31, 2013. As of December 31 and June 30, 2013, principal balances of the note were $12,500 and $5,560, respectively, net of corresponding beneficial conversion discounts of $0 and $6,940, respectively. As of December 31 and June 30, 2013, the balances of accrued interest were $2,247 and $854, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2013 and 2012, the Company accrued $78,000 and $78,000, respectively, in salaries payable to its officers and major shareholders, which are reflected in Loans payable to shareholders. For the same periods, the Company accrued $0 and $50,000, respectively, to the officers and directors who resigned in December of 2012. As of March 31, 2013, these individuals are no longer considered insiders, and balances of their shareholder notes were transferred to convertible notes payable.

As of December 31 and June 30, 2013, the balances of shareholder notes were $526,375 and $448,289, respectively. The balance included accrued salaries, along with various advances to and from the Company. The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum. As of December 31 and June 30, 2013, accrued interest payable on the notes was $19,738 and $12,191, respectively. Interest paid during the six months ended December 31, 2013 and 2012, was $4,898 and $5,075, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On December 14, 2012, the Company re-negotiated its office lease and moved to a smaller location. Current lease is for $1,625 a month, and will expire on September 30, 2014. For the fiscal years following December 31, 2013, future rents under this agreement are as follows:

2014	$9,750
2015	4,875

Total	$14,625

Rent expenses for the six months ended December 31, 2013 and 2012, were $8,196 and $18,478, respectively.

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

NOTE 9. OPERATING SEGMENTS

During the period from inception through June 30, 2012, the Company operated as a single business segment. Starting July 1, 2012 the franchise segment was added. Table below reflects segment information for the three and six months ended December 31, 2013 and 2012:

	Operations	Franchise	Total
Three Months Ended December 31, 2013
Revenues	$167,731	$-	$167,731
Franchise fees	-	-	-
Royalties	-	8,643	8,643
Total Revenues	$167,731	$8,643	$176,374

Cost of revenues	$126,056	$-	$126,056
Sales and marketing expenses	16,210	10,000	26,210
General and administrative expenses	97,454	14,441	111,895
Depreciation and amortization	2,540	-	2,540
Interest income	-	360	360
Net income/(loss)	$(125,118)	$(15,438)	$(140,556)

Three Months Ended December 31, 2012
Revenues	$271,891	$-	$271,891
Franchise fees	-	35,000	35,000
Royalties	-	3,788	3,788
Total Revenues	$271,891	$38,788	$310,679

Cost of revenues	$218,334	$-	$218,334
Sales and marketing expenses	1,368	-	1,368
General and administrative expenses	96,301	17,481	113,782
Depreciation and amortization	3,204	-	3,204
Interest income	-	443	443
Net income/(loss)	(295,915)	21,750	(274,165)

Six Months Ended December 31, 2013
Revenues	$504,868	$-	$504,868
Franchise fees	-	-	-
Royalties	-	22,691	22,691
Total Revenues	$504,868	$22,691	$527,559

Cost of revenues	$394,693	$-	$394,693
Sales and marketing expenses	38,818	20,000	58,818
General and administrative expenses	183,652	25,081	208,733
Depreciation and amortization	5,081	-	5,081
Interest income	-	764	764
Net income/(loss)	$(198,172)	$(21,627)	$(219,799)

Six Months Ended December 31, 2012
Revenues	$457,686	$-	$457,686
Franchise fees	-	70,000	70,000
Royalties	-	6,931	6,931
Total Revenues	$457,686	$76,931	$534,617

Cost of revenues	$362,094	$-	$362,094
Sales and marketing expenses	37,176	-	37,176
General and administrative expenses	305,972	34,194	340,166
Depreciation and amortization	6,365	-	6,365
Interest income	-	921	921
Net income/(loss)	(594,421)	43,658	(550,763)

As of December 31, 2013
Property and equipment, net	$13,589	$-	$13,589
Total assets	$76,407	$38,483	$114,890

As of June 30, 2013
Property and equipment, net	$24,669	$-	$24,669
Total assets	$161,721	$53,828	$215,549
F-12

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

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

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

NOTE 10. PREFERRED STOCK - continued

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

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

NOTE 11. COMMON STOCK - continued

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

Between October and December of 2013, the Company issued 111,392,979 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $41,072.

Between October and December of 2013, the Company issued 9,021,500 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on April 8, 2012, in the amount of $3,170.

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

NOTE 11. COMMON STOCK - continued

Between October and December of 2013, the Company issued 75,772,247 shares of common stock in full satisfaction of principal balance outstanding under the convertible note payable, originated on July 13, 2012, in the amount of $29,048.

Between October and December of 2013, the Company issued 67,350,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on December 5, 2012, in the amount of $16,975.

During October and November of 2013, the Company issued 20,198,264 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on December 5, 2012, in the amount of $9,195.

NOTE 12. GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,257,310 and an accumulated deficit of $2,613,080 at December 31, 2013, and a net loss of $219,799 and operating cash flows of $10,108 for the six months ended December 31, 2013.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company has primarily funded its operations through the net proceeds received from the Company’s issuance of stock to investors. Based on the Company’s current liquidity position, the Company plans to raise additional capital through debt or equity funding within the next twelve months.  There is no assurance that any such financing will be available on acceptable terms or at all.  Should continuing funding requirements not be met, the Company’s operations may cease to exist.

NOTE 13. SUBSEQUENT EVENTS

During January of 2014, the Company issued 59,672,728 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on October 2, 2012, in the amount of $19,692.

During January and February of 2014, the Company issued 40,000,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $8,000.

During January and February of 2014, the Company issued 110,000,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on December 5, 2012, in the amount of $22,000.

On January 21, 2014, Renee Gilmore, our President, CEO and Director, acquired 35,000,000 shares of Class B convertible preferred stock in exchange for $3,500 owed to her, based on the market price of equivalent number of shares of common stock of the Company.

Firemans Contractors, Inc.

Condensed Notes to Financial Statements

December 31, 2013 and June 30, 2013

NOTE 13. SUBSEQUENT EVENTS - continued

Effective January 22, 2014, the Company sold its third franchise. Of the total $35,000 franchise fee, $34,000 was financed under a note, with a term of 36 months, and annual interest rate of 7%.

On February 5, 2014, Asher Enterprises, Inc., holder of convertible notes payable, originated on October 2, 2012, and February 25, 2013, originated legal action against the Company, its Officers and Directors alleging promissory note defaults, fraud in the inducement and breach of contract. The plaintiff is requesting damages to be determined by the court, but no less than $108,760. At the time of issuance of these financial statements the Company is still considering its response to the summons.

On February 14, 2014, the Company sold $14,638 - the remaining balance of the note receivable, originated on July 1, 2012, for $10,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like “may”, “will”, “could”, “should”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue”, and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risks Related to Our Business” in our Annual Report on Form 10-K. These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-Q.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock.

Overview

Firemans Contractors, Inc. was incorporated on August 21, 2009 in the State of Nevada.  The Company is a full-service contractor, specializing in parking lot maintenance services.

Firemans Contractors, Inc. has never declared bankruptcy, and has never been in receivership.

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

On July 1, 2012, first franchisee of the Firemans Contractors® concept began operations in North Texas. On December 15, 2012, second franchisee of the Firemans Contractors® concept began operations in North Texas. On January 22, 2014, third franchisee of the Firemans Contractors® concept began operations in North Texas.

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
4

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

Operating Results

For the three month periods ended December 31, 2013 and 2012, we have generated revenues of $176,374 and $310,679, respectively. These amounts included $8,643 and $38,788, respectively, of revenues from franchising. We’ve incurred net losses for the same periods of $140,556 and $274,165.

For the six month periods ended December 31, 2013 and 2012, we have generated revenues of $527,559 and $534,617, respectively. These amounts included $22,691 and $76,931, respectively, of revenues from franchising. We’ve incurred net losses for the same periods of $219,799 and $550,763.

As of December 31, 2013, the Company had assets of $114,890, and total liabilities of $1,349,008.  As of June 30, 2013, the Company had assets of $215,549, and total liabilities of $1,375,733.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of December 31 and June 30, 2013, the Company had $28,220 and $18,112 of cash, respectively. Sales of our common stock and borrowings under the convertible note agreement have been the primary source of these funds.

We are presently able to meet our obligations as they come due.  At December 31, 2013, we had a working capital deficit of $1,257,310, which included $546,113 owed to related parties, mainly for accrued compensation. At June 30, 2013, we had a working capital deficit of $1,199,931, which included $460,480 owed to related parties, mainly for accrued compensation.

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

5

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013.

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

Changes in internal control over financial reporting

During the quarter ended on December 31, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

6

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On February 5, 2014, Asher Enterprises, Inc., holder of convertible notes payable, originated on October 2, 2012, and February 25, 2013, originated legal action against the Company, its Officers and Directors alleging promissory note defaults, fraud in the inducement and breach of contract. The plaintiff is requesting damages to be determined by the court, but no less than $108,760.

At the time of issuance of this report the Company is still considering its response to the summons.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration	claimed	or exercise
11/14/13	7,400,000	Common Stock	Debt Conversion - $2,960	Reg. D	None
11/15/13	1,894,330	Common Stock	Debt Conversion - $1,041	Reg. D	None
11/15/13	6,775,500	Common Stock	Debt Conversion - $2,710	Reg. D	None
11/18/13	6,268,450	Common Stock	Debt Conversion - $2,507	Reg. D	None
11/18/13	6,493,450	Common Stock	Debt Conversion - $2,597	Reg. D	None
11/18/13	7,352,801	Common Stock	Debt Conversion - $2,941	Reg. D	None
11/20/13	2,781,818	Common Stock	Debt Conversion - $1,224	Reg. D	None
11/25/13	10,018,000	Common Stock	Debt Conversion - $3,506	Reg. D	None
11/26/13	5,498,118	Common Stock	Debt Conversion - $2,199	Reg. D	None
11/27/13	7,410,811	Common Stock	Debt Conversion - $2,742	Reg. D	None
11/27/13	12,647,867	Common Stock	Debt Conversion - $3,794	Reg. D	None
11/27/13	12,500,000	Common Stock	Debt Conversion - $3,125	Reg. D	None
12/02/13	1,620,000	Common Stock	Debt Conversion - $567	Reg. D	None
12/03/13	12,183,362	Common Stock	Debt Conversion - $4,264	Reg. D	None
12/05/13	7,418,182	Common Stock	Debt Conversion - $2,448	Reg. D	None
12/09/13	7,418,182	Common Stock	Debt Conversion - $2,448	Reg. D	None
12/12/13	7,419,355	Common Stock	Debt Conversion - $2,300	Reg. D	None
12/12/13	18,060,840	Common Stock	Debt Conversion - $4,515	Reg. D	None
12/12/13	18,950,000	Common Stock	Debt Conversion - $3,790	Reg. D	None
12/13/13	8,046,748	Common Stock	Debt Conversion - $2,414	Reg. D	None
12/17/13	7,407,143	Common Stock	Debt Conversion - $2,074	Reg. D	None
12/17/13	9,189,600	Common Stock	Debt Conversion - $2,297	Reg. D	None
12/19/13	7,407,143	Common Stock	Debt Conversion - $2,074	Reg. D	None
12/19/13	4,401,800	Common Stock	Debt Conversion - $880	Reg. D	None
12/20/13	25,000,000	Common Stock	Debt Conversion - $5,000	Reg. D	None
12/23/13	7,407,143	Common Stock	Debt Conversion - $2,074	Reg. D	None
12/27/13	7,419,355	Common Stock	Debt Conversion - $2,300	Reg. D	None
01/02/14	21,975,758	Common Stock	Debt Conversion - $7,252	Reg. D	None
01/02/14	7,878,788	Common Stock	Debt Conversion - $2,600	Reg. D	None
01/02/14	30,000,000	Common Stock	Debt Conversion - $6,000	Reg. D	None
01/06/14	1,818,182	Common Stock	Debt Conversion - $600	Reg. D	None
01/08/14	28,000,000	Common Stock	Debt Conversion - $9,240	Reg. D	None
01/21/14	35,000,000	Class B Conv. Preferred Stock	Debt Conversion - $3,500	Reg. D	None
01/28/14	40,000,000	Common Stock	Debt Conversion - $8,000	Reg. D	None
01/29/14	20,000,000	Common Stock	Debt Conversion - $4,000	Reg. D	None
02/11/14	40,000,000	Common Stock	Debt Conversion - $8,000	Reg. D	None
02/13/14	20,000,000	Common Stock	Debt Conversion - $4,000	Reg. D	None
7

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

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIREMANS CONTRACTORS, INC.

Date: March 1, 2014	By:	/s/ Renee Gilmore
Renee Gilmore
Principal Executive Officer

Date: March 1, 2014	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)
9