Form 10-Q
period 2014-03-31
Firemans Contractors, Inc.
filed 2014-05-20
CIK 1471271

______________________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-54802

FIREMANS CONTRACTORS, INC.

______________________________________________________________________________________________

(Exact name of registrant as specified in its charter)

Nevada	1700	27-0811315
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

2313 E Loop 820 N

Fort Worth, Texas 76118

______________________________________________________________________________________________

(Address of principal executive offices) (Zip Code)

(800) 475-1479

______________________________________________________________________________________________

(Registrant’s telephone number, including area code)

Not applicable

______________________________________________________________________________________________

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

☐ Yes    ☒ No

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

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2014, there were 599,333,445 shares of Common Stock, $0.001 par value.

FIREMANS CONTRACTORS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREMANS CONTRACTORS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2014 (Unaudited) and June 30, 2013	F-1

Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2014 and 2013 (Unaudited)	F-2

Condensed Statement of Stockholders' Deficit for the Nine Months Ended March 31, 2014 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2014 and 2013 (Unaudited)	F-4

Condensed Notes to Financial Statements	F-5 to F-17

Firemans Contractors, Inc.

Condensed Balance Sheets

	Mar. 31, 2014	Jun. 30, 2013
	(Unaudited)
ASSETS
Current assets

Cash	$28,039	$18,112
Accounts receivable	82,327	117,315
Prepaid expenses	2,000	—
Current portion of notes receivable	35,693	40,375

Total current assets	148,059	175,802

Property and equipment, less accumulated depreciation of	6,340	24,669
$8,084 and $19,136, respectively
Note receivable	1,350	13,453
Other assets	1,625	1,625

TOTAL ASSETS	$157,374	$215,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$266,024	$274,806
Accrued expenses	90,893	66,583
Accrued interest (related parties)	24,486	12,191
Warranty liability	9,176	10,096
Other payables	13,862	5,275
Convertible notes payable, net of unamortized beneficial conversion features and debt discount of $0 and $11,040, respectively	379,129	493,960
Derivative liabilities	26,577	64,533
Loans payable to shareholders	564,839	448,289

Total current liabilities	1,374,986	1,375,733

Total liabilities	1,374,986	1,375,733

Commitments and contingencies

Stockholders' deficit

350,000 shares Class A Convertible preferred stock authorized at $1.00/par value ($10 liquidation preference) 250,000 issued and outstanding	250,000	250,000
40,000,000 shares Class B Convertible preferred stock authorized at $0.001/par value ($0.10 liquidation preference) 40,000,000 and 5,000,000 issued and outstanding, respectively	40,000	5,000
600,000,000 shares common stock authorized at $0.001/par value 560,333,445 and 18,966,619 issued and outstanding, respectively	560,334	18,967
Additional paid-in capital	614,582	959,130
Accumulated deficit	(2,682,528)	(2,393,281)

Total stockholders' deficit	(1,217,612)	(1,160,184)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$157,374	$215,549

 The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.

Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	Mar. 31, 2014	Mar. 31, 2013	Mar. 31, 2014	Mar. 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$181,293	$320,474	$686,161	$778,160
Franchise fees and royalties	40,189	7,302	62,881	84,234
Total revenues	221,482	327,776	749,042	862,394

Cost of revenues (exclusive of
depreciation shown separately below)	131,820	229,059	526,513	591,154
Sales and marketing expenses	39,923	19,707	98,741	56,882
General and administrative expenses	81,737	107,538	290,471	447,704
(Gain)/loss on sale of equipment	(5,279)	3,536	(8,279)	9,667
(Gain)/loss on sale of notes receivable	9,550	—	9,550	—
Depreciation and amortization	1,529	2,540	6,609	8,906

Total operating expenses	259,280	362,380	923,605	1,114,313

Operating loss	(37,798)	(34,604)	(174,563)	(251,919)

Other income/(loss)
Interest income	378	491	1,143	1,413
Gain/(loss) on derivative liabilities	(9,142)	(18,151)	(24,689)	(17,901)
Interest expense (related parties)	(6,961)	(4,793)	(19,407)	(20,128)
Interest expense	(15,927)	(38,994)	(71,731)	(358,279)

Total other loss	(31,652)	(61,447)	(114,684)	(394,895)

Loss before taxes	(69,450)	(96,051)	(289,247)	(646,814)

Income tax (expense) benefit	—	—	—	—

Net loss	$(69,450)	$(96,051)	$(289,247)	$(646,814)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.09)

Basic and diluted weighted average
number of common shares outstanding	481,167,384	12,611,829	206,902,949	6,887,523

 The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.

 Condensed Statements of Stockholders' Deficit

For the Nine Months Ended March 31, 2014

	Class A Convertible		Class B Convertible				Additional
	preferred stock		preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance June 30, 2013	250,000	$250,000	5,000,000	$5,000	18,966,619	$18,967	$959,130	$(2,393,281)	$(1,160,184)

Stock issued for note conv. @ $0.0025/sh. Sep. 2013					946,704	947	1,420		2,367
Stock issued for note conv. @ $0.0012/sh. Sep. 2013					1,362,358	1,362	273		1,635
Stock issued for note conv. @ $0.0008/sh. Sep. 2013					5,650,000	5,650	(1,130)		4,520
Stock issued due to rounding related to stock split					46	—	—		—
Stock issued for note conv. @ $0.0008/sh. Oct. 2013					931,158	931	(186)		745
Stock issued for note conv. @ $0.00073/sh. Oct. 2013					2,739,726	2,740	(740)		2,000
Stock issued for note conv. @ $0.00066/sh. Oct. 2013					2,727,273	2,727	(927)		1,800
Stock issued for note conv. @ $0.0006/sh. Oct. 2013					11,833,780	11,834	(4,771)		7,063
Stock issued for note conv. @ $0.00055/sh. Oct. 2013					7,436,364	7,436	(3,346)		4,090
Stock issued for note conv. @ $0.00077/sh. Nov. 2013					2,779,221	2,779	(639)		2,140
Stock issued for note conv. @ $0.00064/sh. Nov. 2013					2,656,250	2,656	(956)		1,700
Stock issued for note conv. @ $0.00062/sh. Nov. 2013					2,780,645	2,781	(1,057)		1,724
Stock issued for note conv. @ $0.00055/sh. Nov.. 2013					15,354,905	15,355	(6,910)		8,445
Stock issued for note conv. @ $0.00044/sh. Nov.. 2013					2,781,818	2,782	(1,558)		1,224
Stock issued for note conv. @ $0.0004/sh. Nov.. 2013					39,788,319	39,788	(23,873)		15,915
Stock issued for note conv. @ $0.00037/sh. Nov. 2013					7,410,811	7,411	(4,669)		2,742
Stock issued for note conv. @ $0.00035/sh. Nov. 2013					10,018,000	10,018	(6,512)		3,506
Stock issued for note conv. @ $0.0003/sh. Nov. 2013					12,647,867	12,648	(8,854)		3,794
Stock issued for note conv. @ $0.00025/sh. Nov. 2013					12,500,000	12,500	(9,375)		3,125
Stock issued for note conv. @ $0.00035/sh. Dec. 2013					13,803,362	13,803	(8,972)		4,831
Stock issued for note conv. @ $0.00033/sh. Dec. 2013					14,836,364	14,836	(9,940)		4,896
Stock issued for note conv. @ $0.00031/sh. Dec. 2013					14,838,710	14,839	(10,239)		4,600
Stock issued for note conv. @ $0.0003/sh. Dec. 2013					8,046,748	8,047	(5,633)		2,414
Stock issued for note conv. @ $0.00028/sh. Dec. 2013					22,221,429	22,221	(15,999)		6,222
Stock issued for note conv. @ $0.00025/sh. Dec. 2013					27,250,440	27,251	(20,438)		6,813
Stock issued for note conv. @ $0.0002/sh. Dec. 2013					48,351,800	48,352	(38,682)		9,670
Stock issued for note conv. @ $0.00033/sh. Jan. 2014					59,672,728	59,673	(39,981)		19,692
Stock issued for note conv. @ $0.0002/sh. Jan. 2014					90,000,000	90,000	(72,000)		18,000
Stock issued for s/h note conv. @ $0.0001/sh. Jan. 2014			35,000,000	35,000	—	—	(31,500)		3,500
Stock issued for note conv. @ $0.0002/sh. Feb. 2014					60,000,000	60,000	(48,000)		12,000
Stock issued for note conv. @ $0.0002/sh. Mar. 2014					40,000,000	40,000	(32,000)		8,000
Beneficial conversion features							62,646		62,646
Net loss								(289,247)	(289,247)

Balance March 31, 2014 (Unaudited)	250,000	$250,000	40,000,000	$40,000	560,333,445	$560,334	$614,582	$(2,682,528)	$(1,217,612)

 The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc.

Condensed Statements of Cash Flows

	Nine Months Ended
	Mar. 31, 2014	Mar. 31, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(289,247)	$(646,814)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,609	8,906
Gain/(loss) on sale of equipment	(8,279)	9,667
Gain/(loss) on derivative liabilities	24,689	17,901
Gain/(loss) on sale of notes receivable	9,550	—
Consulting expenses (stock)	—	34,200
Interest and fee expenses (stock)	34,829	46,250
Beneficial conversion feature amortization	6,940	233,361
Debt discount amortization	4,100	79,713

Change in operating assets and liabilities:
Accounts receivable	39,962	(92,840)
Inventory	—	2,199
Prepaid expenses	(2,000)	13,533
Note receivable	(15,717)	(53,964)
Other assets	—	2,313
Accounts payable	218	66,985
Accrued expenses	24,310	(27,386)
Warranty liability	(920)	2,331
Other payables	8,587	249
Loans payable to shareholders	127,045	183,079
Payments on loans payable to shareholders	(6,995)	(14,300)
Accrued interest (related parties)	12,295	(5,596)

Net cash used in operating activities	(24,024)	(140,213)

Cash flows from investing activities:

Proceeds from sales of notes receivable	22,951	—
Proceeds from sale of equipment	11,000	—
Purchase of property and equipment	—	(1,500)

Net cash provided by/(used in) investing activities	33,951	(1,500)

Cash flows from financing activities:
Proceeds from convertible notes payable	—	155,000

Net cash flows provided by financing activities	—	155,000

Increase in cash and cash equivalents	9,927	13,287

Cash at beginning of period	18,112	7,008

Cash at end of period	$28,039	$20,295

Cash paid for:

Interest	$8,940	$12,086
Interest (related parties)	$7,112	$8,283

Non-cash activities:

Stock issued for loans and interest	$165,673	$304,800
Stock issued for shareholder loans and interest	$3,500	$1,216
Derivative liability and beneficial conversion features	$—	$278,333
Reclassification of loans payable to shareholders to
convertible notes payable	$—	$316,117
Non-cash sale of equipment for A/P	$9,000	$—

 The accompanying footnotes are an integral part of these financial statements.

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Firemans Contractors, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 21, 2009. Firemans Contractors is a full service painting company, focusing on residential, commercial and industrial parking lot striping, and parking lot maintenance services.

On August 19, 2013, the Company filed a Certificate of Change regarding a 1 for 50 shares reverse stock split. The split was effective September 3, 2013. The accompanying financial statements reflect retroactive application of the split.

NOTE 2. BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014.

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

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

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

NOTE 4. NOTES RECEIVABLE

Effective July 1, 2012, the Company sold its first franchise. Of the total $35,000 franchise fee, $28,000 was financed under a note, with a term of 38 months, and annual interest rate of 7%. On February 21, 2014, remaining balance of the note, in the amount of $14,000 was sold for $10,000. As of March 31, 2014 and June 30, 2013, balances under the Note were $0 and $19,711, respectively. Interest income for the nine months ended March 31, 2014 and 2013 was $947 and $1,328, respectively.

Effective December 15, 2012, the Company sold its second franchise. Of the total $35,000 franchise fee, $34,000 was financed. Under the agreement, franchisee will pay 10% of gross revenue, not to exceed $1,000 per month, toward the balance, which will not accrue any interest. On March 12, 2014, remaining balance of the note, in the amount of $18,501 was sold for $12,951. As of March 31, 2014 and June 30, 2013, balances under the Note were $0 and $29,880, respectively.

On January 1, 2013, the Company sold equipment to the second franchisee and financed the total amount of $5,000 under a note, with a term of 36 months, and annual interest rate of 7%. As of March 31, 2014 and June 30, 2013, balances under the Note were $3,043 and $4,237, respectively. Interest income for the nine months ended March 31, 2014 and 2013 was $195 and $85, respectively.

Effective January 22, 2014, the Company sold its third franchise. Of the total $35,000 franchise fee, $34,000 was financed. Under the agreement, franchisee will pay 10% of gross revenue, not to exceed $1,000 per month, toward the balance, which will not accrue any interest. As of March 31, 2014 there has been no activity on the note.

NOTE 5. WARRANTIES

The Company warrants the work for one year after completion of a project. Reserve for warranty work is established in the amount of 1% of sales for the previous twelve months. As of March 31, 2014 and June 30, 2013, the balances of warranty liability were $9,176 and $10,096, respectively. Warranty expenses for the nine months ended March 31, 2014 and 2013, were $2,340 and $3,036, respectively, which are included in the Cost of revenues on the Statements of Operations.

NOTE 6. CONVERTIBLE NOTES PAYABLE

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

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

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

Between October and December of 2013, the Company issued 111,392,979 shares of common stock for the total amount of $41,072, representing $28,060 of principal and $8,288 of interest outstanding under the note; and $4,724 of fees related to conversions.

During January and February of 2014, the Company issued 40,000,000 shares of common stock the total amount of $8,000, representing accrued interest outstanding under the note.

As of March 31, 2014 and June 30, 2013, combined principal balances outstanding under the note were $52,819 and $82,662, respectively.  Balances of interest accrued under the note as of March 31, 2014 and June 30, 2013, were $22,567 and $8,280, respectively.

On April 8, 2012, the Company issued a convertible promissory note in the amount of $25,000, bearing interest at a rate of 20% per annum. The note is unsecured and matured on December 1, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $24,770 related to the deemed beneficial conversion feature of this note, of which $16,639 have been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2013. During January and February of 2013, $22,559 of principal outstanding under the note was converted into 3,005,860 shares of common stock of the Company. Between October and December of 2013, the Company issued 9,021,500 shares of common stock for the total amount of $3,170, representing $2,441 of principal and $729 of interest outstanding under the note. As of March 31, 2014 and June 30, 2013, the principal balance was $0 and $2,441, respectively; and accrued interest balance was $3,747.

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

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

On July 13, 2012, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matured on March 29, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $26,591. During March of 2013, $3,000 of principal balance was converted into 1,000,000 shares of common stock of the Company. During April of 2013, $2,200 of principal balance was converted into 733,334 shares of common stock of the Company. Between October and December of 2013, remaining $27,300 of principal and $2,348 of accrued interest were converted into 75,772,247 shares of common stock of the Company. In January of 2014, remaining $600 of accrued interest was converted into 1,818,182 shares of common stock of the Company. As of March 31, 2014 and June 30, 2013, principal balances of the note were $0 and $27,300, respectively. As of March 31, 2014 and June 30, 2013, the balances of accrued interest were $0 and $600, respectively. For the nine months ended March 31, 2013, amortization of the debt discount was $26,591, reflected on the accompanying statements of operations as interest expense.

On October 2, 2012, the Company issued a convertible promissory note in the amount of $42,500, bearing interest at a rate of 8% per annum. The note is unsecured and matured on June 13, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $34,772. During January of 2014, $19,092 of principal outstanding under the note was converted into 57,854,546 shares of common stock of the Company. As of March 31, 2014 and June 30, 2013, principal balances of the note were $23,408 and $42,500, respectively. As of March 31, 2014 and June 30, 2013, the balances of accrued interest were $5,385 and $2,605, respectively. For the nine months ended March 31, 2013, amortization of the debt discount was $23,181, reflected on the accompanying statements of operations as interest expense. As of March 31, 2014, the note is considered to be in default, with creditor filing a legal action against the Company and its Officers and Directors. See below.

On February 25, 2013, the Company issued a convertible promissory note in the amount of $16,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on November 22, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 45% discount to the market price, at the point of conversion. The Company determined that the conversion feature of the note should be accounted for as a convertible note derivative liability, and recorded at its fair value of $7,425. As of March 31, 2014 and June 30, 2013, balances of the debt discount were $0 and $4,100, respectively. As of March 31, 2014 and June 30, 2013, principal remained unchanged. As of March 31, 2014 and June 30, 2013, the balances of accrued interest were $1,500 and $456, respectively. For the nine months ended March 31, 2014 and 2013, amortization of the debt discount was $4,100 and $850, respectively, reflected on the accompanying statements of operations as interest expense. As of March 31, 2014, the note is considered to be in default, with creditor filing a legal action against the Company and its Officers and Directors. See below.

On February 5, 2014, Asher Enterprises, Inc., holder of convertible notes payable, originated on October 2, 2012, and February 25, 2013, originated legal action against the Company, its Officers and Directors alleging promissory note defaults, fraud in the inducement and breach of contract. On May 5, 2014, without conceding any legal or factual contentions, parties entered into a Settlement Agreement. Pursuant to the Agreement, the Company is obligated to issue to Asher Enterprises a total of 45,000,000 shares of common stock of the Company. 39,000,000 shares were issued on May 5, 2014. Remaining 6,000,000 shares shall be issued no later than August 1, 2014, in full satisfaction of all liabilities due to Asher Enterprises, Inc. Upon the issuance of the shares and compliance with the Settlement Agreement, Asher Enterprises shall file a dismissal of the litigation proceeding.

As of March 31, 2014 and June 30, 2013, derivative liabilities for the convertible promissory notes totalled $26,576 and $64,533, respectively, reflecting a reduction of $37,957 due to conversions noted earlier. For the nine months ended March 31, 2014 and 2013, losses on derivative liabilities were $24,689 and $17,901, calculated as the difference between relief of derivative liability and excess of fair market value of shares received for conversion over principal amount of conversion (due to discount).

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

On December 5, 2012, the Company issued a convertible promissory note to Kristy D. O’Neal, who resigned from her position of Secretary and from the Board of Directors on the previous day. Principal of the Note - $105,897, represents amount owed to her as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $52,949 related to the deemed beneficial conversion feature of this note. In September of 2013, $3,040 of principal balance was converted into 3,800,000 shares of common stock of the Company. During October and November of 2013, $8,960 of principal and $235 of accrued interest, outstanding under the note, were converted into 20,198,264 shares of common stock of the Company. As of March 31, 2014 and June 30, 2013, principal balances of the note were $93,897 and $105,897, respectively. As of March 31, 2014 and June 30, 2013, the balances of accrued interest were $6,900 and $3,062, respectively.

On December 5, 2012, the Company issued a convertible promissory note to Scott O’Neal, who resigned from the Board of Directors on the previous day. Principal of the Note - $210,200, represents amount owed to him as of that date, primarily for accrued compensation. This debt was previously included in the Loans payable to shareholders. Note is payable on demand and bears interest at a rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $105,100 related to the deemed beneficial conversion feature of this note. In September of 2013, $1,480 of accrued interest was converted into 1,850,000 shares of common stock of the Company. Between October and December of 2013, $7,298 of principal and $9,677 of accrued interest, outstanding under the note, were converted into 67,350,000 shares of common stock of the Company. Between January and March of 2014, $27,897 of principal and $2,103 of accrued interest, outstanding under the note, were converted into 150,000,000 shares of common stock of the Company. As of March 31, 2014 and June 30, 2013, principal balances of the note were $175,005 and $210,200, respectively. As of March 31, 2014 and June 30, 2013, the balances of accrued interest were $503 and $6,078, respectively.

On December 27, 2012, the Company issued a convertible promissory note in the amount of $5,000, bearing interest at a rate of 20% per annum. The note is unsecured and matured on June 19, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 30% discount to the market price, at the point of conversion. The Company recorded $2,143 related to the deemed beneficial conversion feature of this note. As of March 31, 2014 and June 30, 2013, the principal remained unchanged, balances of accrued interest were $1,421 and $533, respectively.

On February 28, 2013, the Company issued a convertible promissory note in the amount of $12,500, bearing interest at a rate of 20% per annum. The note is unsecured and matures on November 27, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 50% discount to the market price, at the point of conversion. The Company recorded $12,500 related to the deemed beneficial conversion feature of this note, of which $6,940 and $1,390, respectively, has been amortized to interest expense in the accompanying statements of operations for the nine months ended March 31, 2014 and 2013. As of March 31, 2014 and June 30, 2013, principal balances of the note were $12,500 and $5,560, respectively, net of corresponding beneficial conversion discounts of $0 and $6,940, respectively. As of March 31, 2014 and June 30, 2013, the balances of accrued interest were $2,996 and $854, respectively.

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

NOTE 7. RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2014 and 2013, the Company accrued $117,000 and $117,000, respectively, in salaries payable to its officers and major shareholders, which are reflected in Loans payable to shareholders. For the same periods, the Company accrued $0 and $50,000, respectively, to the officers and directors who resigned in December of 2012. As of March 31, 2013, these individuals are no longer considered insiders, and balances of their shareholder notes were transferred to convertible notes payable.

As of March 31, 2014 and June 30, 2013, the balances of shareholder notes were $564,839 and $448,289, respectively. The balance included accrued salaries, along with various advances to and from the Company. The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum. As of March 31, 2014 and June 30, 2013, accrued interest payable on the notes was $24,486 and $12,191, respectively. Interest paid during the nine months ended March 31, 2014 and 2013, was $7,112 and $8,283, respectively. These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On December 14, 2012, the Company re-negotiated its office lease and moved to a smaller location. Current lease is for $1,625 a month, and will expire on September 30, 2014. For the fiscal years following December 31, 2013, future rents under this agreement are as follows:

2014	$4,875
2015	4,875

Total	$9,750

Rent expenses for the nine months ended March 31, 2014 and 2013, were $13,114 and $22,711, respectively.

NOTE 9. OPERATING SEGMENTS

During the period from inception through June 30, 2012, the Company operated as a single business segment. Starting July 1, 2012 the franchise segment was added. Table below reflects segment information for the three and nine months ended March 31, 2014 and 2013:

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013
	Operations	Franchise	Total
Three Months Ended March 31, 2014
Revenues	$181,293	$—	$181,293
Franchise fees	—	35,952	35,952
Royalties	—	4,237	4,237
Total Revenues	$181,293	$40,189	$221,482

Cost of revenues	$131,820	$—	$131,820
Sales and marketing expenses	23,228	16,695	39,923
General and administrative expenses	63,854	17,883	81,737
Depreciation and amortization	1,529	—	1,529
Interest income	—	378	378
Net income/(loss)	$(75,439)	$5,989	$(69,450)

Three Months Ended March 31, 2013
Revenues	$320,474	$—	$320,474
Franchise fees	—	3,037	3,037
Royalties	—	4,265	4,265
Total Revenues	$320,474	$7,302	$327,776

Cost of revenues	$229,059	$—	$229,059
Sales and marketing expenses	19,207	500	19,707
General and administrative expenses	87,678	19,860	107,538
Depreciation and amortization	2,540	—	2,540
Interest income	—	491	491
Net income/(loss)	(83,485)	(12,566)	(96,051)

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

Nine Months Ended March 31, 2014
Revenues	$686,161	$—	$686,161
Franchise fees	—	43,041	43,041
Royalties	—	19,840	19,840
Total Revenues	$686,161	$62,881	$749,042

Cost of revenues	$526,513	$—	$526,513
Sales and marketing expenses	62,046	36,695	98,741
General and administrative expenses	247,507	42,964	290,471
Depreciation and amortization	6,609	—	6,609
Interest income	1	1,142	1,143
Net income/(loss)	$(273,611)	$(15,636)	$(289,247)

Nine Months Ended March 31, 2013
Revenues	$778,160	$—	$778,160
Franchise fees	—	73,037	73,037
Royalties	—	11,197	11,197
Total Revenues	$778,160	$84,234	$862,394

Cost of revenues	$591,154	$—	$591,154
Sales and marketing expenses	56,382	500	56,882
General and administrative expenses	391,812	55,892	447,704
Depreciation and amortization	8,906	—	8,906
Interest income	—	1,413	1,413
Net income/(loss)	$(676,069)	$29,255	$(646,814)

As of March 31, 2014
Property and equipment, net	$6,340	$—	$6,340
Total assets	$120,331	$37,043	$157,374

As of June 30, 2013
Property and equipment, net	$24,669	$—	$24,669
Total assets	$161,721	$53,828	$215,549

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

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

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

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

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

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

Firemans Contractors, Inc. Condensed Notes to Financial Statements March 31, 2014 and June 30, 2013

During January and February of 2014, the Company issued 40,000,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on January 1, 2011, in the amount of $8,000.

Between January and March of 2014, the Company issued 150,000,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on December 5, 2012, in the amount of $30,000.

NOTE 12. GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,226,927 and an accumulated deficit of $2,682,528 at March 31, 2014, and a net loss of $289,247 and negative operating cash flows of $24,024 for the nine months ended March 31, 2014.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 13. SUBSEQUENT EVENTS

Effective April 24, 2014, the Company sold its fourth franchise. Of the total $35,000 franchise fee, $30,000 was financed. Under the agreement, franchisee will pay 10% of gross revenue, not to exceed $1,000 per month, toward the balance, which will not accrue any interest.

On May 5, 2014, the Company entered into a Settlement Agreement with Asher Enterprises, Inc., related to debts owed by the Company, which originated on September 10, 2012 and February 20, 2013. The Settlement Agreement released the Company from any and all allegations listed in the legal proceeding filed by Asher Enterprises, Inc. on February 5, 2014 in the State of New York. Pursuant to the Settlement Agreement, the Company is obligated to issue to Asher Enterprises a total of 45,000,000 shares of common stock of the Company. 39,000,000 shares were issued on May 5, 2014. Remaining 6,000,000 shares shall be issued no later than August 1, 2014, in full satisfaction of all liabilities due to Asher Enterprises, Inc. Upon the issuance of the shares and compliance with the Settlement Agreement, Asher Enterprises shall file a dismissal of the litigation proceeding.

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

On July 1, 2012, first franchisee of the Firemans Contractors® concept began operations in North Texas. On December 15, 2012, second franchisee of the Firemans Contractors® concept began operations in North Texas. On January 22, 2014, third franchisee of the Firemans Contractors® concept began operations in North Texas. On April 24, 2014, fourth franchisee of the Firemans Contractors® concept began operations in North Texas.

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

Plan of Operation

Over the next twelve months, we will concentrate on the following four areas to grow our operations:

●	Capital and Funding – Seek to obtain capital from all available sources, including bank financing, private sales of stock and/or convertible debt. We expect income from operations and franchise sales to contribute to ongoing capital needs in the near future.

●	Advertising and Marketing – Work with several marketing companies to develop brand identity, marketing materials, and update our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its products, services, and franchise system. Specifically, hire sales people, use direct mail, as well as images on our trucks, trailers and equipment, online advertisings and marking with major search engines like Google, Yahoo and Bing. We will also cultivate a referral program and network in various business organizations and associations.

●	Sales – Grow our core business in North Texas, and expand in other areas.

●	Franchise Development – Marketing the Firemans Contractors® franchise concept and licensing of Company’s Service Marks, with the short-term objective of establishing ten new franchisees during fiscal year 2015.

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

Operating Results

For the three month periods ended March 31, 2014 and 2013, we have generated revenues of $221,482 and $327,776, respectively. These amounts included $40,189 and $7,302, respectively, of revenues from franchising. We’ve incurred net losses for the same periods of $69,450 and $96,051.

For the nine month periods ended March 31, 2014 and 2013, we have generated revenues of $749,042 and $862,394, respectively. These amounts included $62,881 and $84,234, respectively, of revenues from franchising. We’ve incurred net losses for the same periods of $289,247 and $646,814.

As of March 31, 2014, the Company had assets of $157,374, and total liabilities of $1,374,986.  As of June 30, 2013, the Company had assets of $215,519, and total liabilities of $1,375,733.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2014 and June 30, 2013, the Company had $28,039 and $18,112 of cash, respectively. Sales of our common stock and borrowings under the convertible note agreement have been the primary source of these funds.

We are presently able to meet our obligations as they come due.  At March 31, 2014, we had a working capital deficit of $1,226,927, which included $589,325 owed to related parties, mainly for accrued compensation. At June 30, 2013, we had a working capital deficit of $1,199,931, which included $460,480 owed to related parties, mainly for accrued compensation.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014.

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

Changes in internal control over financial reporting

During the quarter ended on March 31, 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On February 5, 2014, Asher Enterprises, Inc., holder of convertible notes payable, originated on October 2, 2012, and February 25, 2013, originated legal action against the Company, its Officers and Directors alleging promissory note defaults, fraud in the inducement and breach of contract.

On May 5, 2014, without conceding any legal or factual contentions, parties entered into a Settlement Agreement. Pursuant to the Agreement, the Company is obligated to issue to Asher Enterprises a total of 45,000,000 shares of common stock of the Company. 39,000,000 shares were issued on May 5, 2014. Remaining 6,000,000 shares shall be issued no later than August 1, 2014, in full satisfaction of all liabilities due to Asher Enterprises, Inc. Upon the issuance of the shares and compliance with the Settlement Agreement, Asher Enterprises shall file a dismissal of the litigation proceeding.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
32*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C., Section 1350.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIREMANS CONTRACTORS, INC.

Date: May 20, 2014	By:	/s/ Renee Gilmore

Renee Gilmore
Principal Executive Officer

Date: May 20, 2014	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)